Form 10-Q
period 1997-06-30
UDS CAPITAL I
filed 1997-08-15
CIK 1040581

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                              UDS CAPITAL I
          (Exact name of registrant as specified in its charter)

                       Commission File Number x-xxxx
          Delaware                                   74-6454974
     (State or other jurisdiction of             (I.R.S. Employer)
     incorporation or organization)             Identification No.)


           9830 Colonnade Boulevard                     78230
    (Address of principal executive offices)         (Zip Code)


  Registrant's telephone number, including area code: (210) 641-6800

  Securities registered pursuant to Section 12(b) of the Act: None

Title of each class           Name of each exchange on which registered
  8.32% Trust Originated               New York Stock Exchange
  Preferred Securities (TOPrS)
  (and the related guarantee)

                           UDS FUNDING I, L.P.
             (Exact name of Registrant as specified in its
                   certificate of limited partnership)

                      Commission File No: x-xxxx-xx
          Delaware                                   74-2835441
  (State or other jurisdiction of                (I.R.S. Employer)
  incorporation or organization)                Identification No.)


        9830 Colonnade Boulevard                       78230
(Address of principal executive offices)             (Zip Code)

  Registrant's telephone number, including area code: (210) 641-6800
       Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered
  8.32% Partnership                       New York Stock Exchange
  Preferred Securities
  (and the related guarantee)

    Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X     No ____

                  UDS CAPITAL I AND UDS FUNDING I, L.P.
                                FORM 10-Q
                              June 30, 1997

                            TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
                                                             PAGE
     Item 1.     Financial Statements (Unaudited)

                              UDS CAPITAL I

          Balance Sheet as of June 30, 1997

          Statement of Income for the Period from
          June 5, 1997 (Inception) to June 30, 1997

          Statement of Cash Flows for the Period from June 5, 1997 (Inception) to June 30, 1997

          Notes to Financial Statements

                           UDS FUNDING I, L.P.

          Balance Sheet as of June 30, 1997

          Statement of Income for the Period from
          June 5, 1997 (Inception) to June 30, 1997

          Statement of Cash Flows for the Period from June 5, 1997 (Inception) to June 30, 1997

          Notes to Financial Statements

     Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of Operations

PART II - OTHER INFORMATION


               Item 6. Exhibits and Reports on Form 8-K

SIGNATURES


PART I.     FINANCIAL INFORMATION

Item 1.          Financial Statements

                              UDS CAPITAL I
                              BALANCE SHEET
                               (Unaudited)
                                                        June 30,
                                                         1997
                                                   (in millions)
            Assets

Investment in partnership preferred securities        $  206.2
Total assets                                          $  206.2

      Stockholders' Equity

Stockholders' equity:

Preferred securities (8.32% Trust Originated
  Preferred Securities; 8,000,000 authorized,
  issued and outstanding; $25 liquidation
  amount per security)                                $  200.0
Common securities (8.32% Trust
  Common Securities; 247,440 authorized,
  issued and outstanding; $25 liquidation
  amount per security)                                     6.2
  Total stockholders' equity                          $  206.2

The accompanying notes are an integral part of this financial statement.

                              UDS CAPITAL I
                           STATEMENT OF INCOME
                               (Unaudited)

                                              For the Period from
                                         June 5, 1997 (Inception) to
                                                 June 30, 1997
                                                 (in millions)

Income on partnership preferred securities            $  0.2

The accompanying notes are an integral part of this financial statement.

                              UDS CAPITAL I
                         STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                For the Period from
                                           June 5, 1997 (Inception) to
                                                     June 30,
                                                   (in millions)

Cash flows from operating activities:

Income on partnership preferred securities            $  0.2

Cash provided by operating activities                    0.2

Cash flows from investing activities:

Purchase of partnership preferred securities          (206.2)

Cash used in investing activities                     (206.2)

Cash flows from financing activities:

Issuance of Trust Originated Preferred Securities      200.0
Issuance of Trust Common Securities                      6.2
Distributions                                           (0.2)

Net cash provided by financing activities              206.0

Net Change in Cash                                       0.0
Cash at Beginning of Period                              0.0

Cash at End of Period                               $    0.0


The accompanying notes are an integral part of this financial statement.

                              UDS CAPITAL I
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1:  Basis of Presentation

The accompanying unaudited financial statements have been prepared by UDS Capital I (the "Trust") in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Trust's management, the accompanying financial statements include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Trust's audited balance sheet as of June 5, 1997 (inception) and notes thereto, included in the Prospectus Supplement dated June 20, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures of contingencies. Actual results could differ from those estimates.

NOTE 2:  Summary of Significant Accounting Policies

Investment

The investment in partnership preferred securities represents a limited partnership interest in UDS Funding I., L.P. (the "Partnership"), and is recorded at cost. The carrying value of the investment approximates its fair value. Income on the investment is accrued when earned.

Income Taxes

The Trust is classified as a grantor trust for U.S. federal income tax purposes. Accordingly, the Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

NOTE 3:  Investment in Partnership Preferred Securities

The Trust holds 8,247,440 8.32% partnership preferred securities, $25 liquidation preference per security. The partnership preferred securities are redeemable on or after June 30, 2002 at the option of the Partnership, in whole or in part, at a redemption price equal to $25 per security. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed. The distribution payment dates of the Partnership Preferred Securities correspond to the distribution payment dates of the Trust Preferred Securities. Ultramar Diamond Shamrock Corporation (the "Company") has guaranteed, on a subordinated basis, the distributions due on the partnership preferred securities if and when declared by the Partnership and the payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available.

NOTE 4:  Stockholders' Equity

Trust Preferred Securities

The Trust issued 8,000,000 8.32% Trust Preferred Securities, $25 liquidation amount per security, in an underwritten public offering on June 25, 1997. The Trust Preferred Securities are redeemable on or after June 30, 2002 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security. Distributions on the Trust Preferred Securities are cumulative from the date of original issue and are payable quarterly if and when the Trust has funds available for payment. The Company has guaranteed, on a subordinated basis, the payment of all distributions and other payments on the Trust Preferred Securities to the extent of funds legally available. This guarantee and the partnership distribution guarantee are subordinated to all other liabilities of the Company and rank pari passu with the most senior preferred stock of the Company. Under certain circumstances, the Trust Preferred Securities have preferential rights to payment relative to the Trust Common Securities.

Trust Common Securities

The Trust issued 247,440 8.32% Trust Common Securities, $25 liquidation amount per security, to the Company on June 25, 1997. The Trust Common Securities are redeemable on or after June 30, 2002 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security.

                           UDS FUNDING I, L.P.
                              BALANCE SHEET
                               (Unaudited)

                                                    June 30,
                                                      1997
                                                  (in millions)
                Assets

Investments:

Affiliates                                            $  240.2
Other                                                      2.4

   Total assets                                       $  242.6

           Partners' Capital

Partners' capital:

  Limited partnership interest                        $  206.2
  General partnership interest                            36.4

    Total partners' capital                           $  242.6

The accompanying notes are an integral part of this financial statement.

                           UDS FUNDING I, L.P.
                           STATEMENT OF INCOME
                              (Unaudited)

                                                 For the Period from
                                            June 5, 1997 (Inception) to
                                                    June 30, 1997
                                                    (in millions)

Interest income:

  Affiliate debentures                                  $  0.3

Income                                                  $  0.3

The accompanying notes are an integral part of this financial statement.

                           UDS FUNDING I, L.P.
                         STATEMENT OF CASH FLOWS
                              (Unaudited)

                                            For the Period from
                                        June 5, 1997 (Inception) to
                                               June 30, 1997
                                               (in millions)

Cash flows from operating activities:

  Income                                           $  0.3

    Cash provided by operating activities          $  0.3

Cash flows from investing activities:

  Purchase of investment securities                (242.6)

    Cash used in investing activities              (242.6)

Cash flows from financing activities:

  Distributions                                      (0.3)
  Issuance of partnership interests                 242.6

    Net cash provided by financing activities       242.3

  Net Change in Cash                                  0.0
  Cash at Beginning of Period                         0.0

  Cash at End of Period                         $     0.0

The accompanying notes are an integral part of this financial statement.

                           UDS FUNDING I, L.P.
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)


NOTE 1:  Basis of Presentation

The accompanying unaudited financial statements have been prepared by UDS Funding I, L.P. (the "Partnership"), in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of the Partnership's management, the accompanying financial statements include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Partnership's audited balance sheet as of June 5, 1997 (inception) and notes thereto, included in the Prospectus Supplement dated June 20, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures of contingencies. Actual results could differ from those estimates.

NOTE 2:  Summary of Significant Accounting Policies

Investments

The investments are recorded at accreted cost. The carrying value of the investments approximates their fair value. Income on the investments is accrued when earned.

Income Taxes

The Partnership is classified as a partnership for U.S. federal income tax purposes. Accordingly, the Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

NOTE 3:  Investment in Affiliate Debentures

The Partnership holds subordinated debentures of Ultramar Diamond Shamrock Corporation ("the Company") and debentures of two wholly owned subsidiaries of the Company (collectively, the "Debentures"). The Debentures have a term of 20 years and bear interest at 8.32% per annum. The Debentures are redeemable on or after June 30, 2002 at the option of the Company and its subsidiaries, in whole or in part, at a redemption price equal to the entire principal amount of the Debentures being so redeemed plus any accrued and unpaid interest.. The interest payment dates correspond to the distribution payment dates of the Partnership Preferred Securities. Interest and redemption payments on the subsidiary debentures are guaranteed by the Company on a subordinated basis.

NOTE 4:  Partners' Capital

The Partnership issued 8,247,440 8.32% Partnership Preferred Securities, $25 liquidation preference per security, to UDS Capital I (the "Trust"), the limited partner, on June 25, 1997. The Trust Preferred Securities are redeemable on or after June 30, 2002 at the option of the Partnership, in whole or in part, at a redemption price equal to $25 per security. Distributions on the Partnership Preferred Securities are cumulative from the date of original issue and are payable quarterly if and when declared by the General Partner. The Company has guaranteed, on a subordinated basis, the distributions due on the partnership preferred securities if and when declared by the Partnership and the payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available. Except as provided in certain partnership agreements and as otherwise provided by law, the holders of the Partnership Preferred Securities have no voting rights.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

UDS Capital I (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act on June 5, 1997. The Trust exists for the exclusive purposes of (i) issuing 8.32% Trust Originated Preferred Securities (the "TOPrS") and Trust Common Securities (collectively, the "Trust Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the Trust Securities in 8.32% Partnership Preferred Securities (the "Partnership Preferred Securities") issued by UDS Funding I, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto.

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, on June 5, 1997. Ultramar Diamond Shamrock Corporation (the "Company") is the general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities, (ii) investing the proceeds thereof in certain eligible securities of the Company and wholly owned subsidiaries of the Company (the "Affiliate Debentures") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto.

The Registrants' activities are limited to issuing securities and investing the proceeds as described above. Since the Trust was organized on June 5, 1997, its activities, as specified in its declaration of trust, have been limited to the issuance of the TOPrS and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, and the payment of distributions on the TOPrS and the Trust Common Securities in accordance with their terms. Since the Partnership was organized on June 5, 1997, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Partnership Preferred Securities and the general partnership interest, the investment of the proceeds in Affiliate Debentures and certain eligible debt securities, and the payment of distributions on the Partnership Preferred Securities and general partnership interest.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Registrants know of no material legal proceedings involving the Trust, the Partnership, or the assets of either of them.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     4.1  Certificate of Trust dated June 5, 1997, of the Trust
          (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-28737) ( the "Registra-tion Statement"))

     4.2 Amended and Restated Declaration of Trust dated June 25, 1997 (incorporated by reference to Current Report on Form 8-K dated June 20, 1997, filed by the Company (the "Form 8-K"))

      4.3 Certificate of Limited Partnership of the Partnership dated June 5, 1997 (incorporated by reference to the Registration
          Statement)

     4.4 Amended and Restated Agreement of Limited Partnership dated June 25, 1997 (incorporated by reference to the Form 8-K)

     4.3 Indenture for Subordinated Debt Securities dated June 25, 1997 (incorporated by reference to the Form 8-K)

     4.5 Certificate Evidencing Trust Preferred Securities dated June 25, 1997 (incorporated by reference to the Form 8-K)

    4.6 Certificate Evidencing Partnership Preferred Securities dated June 25, 1997 (incorporated by reference to the Form 8-K)

    4.7 Trust Preferred Securities Guarantee Agreement dated June 25, 1997 (incorporated by reference to the Form 8-K)

    4.8 Partnership Preferred Securities Guarantee Agreement dated June 25, 1997 (incorporated by reference to the Form 8-K)

   10.1 8.32% Subordinated Debenture Due 2017 dated June 25, 1997 (incorporated by reference to the Form 8-K)

   27.1  Financial Data Schedule

(b)  Reports on Form 8-K

     The Registrants have made no Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

UDS CAPITAL I


By:  /s/ H. Pete Smith
         H. PETE SMITH
         TRUSTEE
         August 14, 1997


UDS FUNDING I, L.P.

  ULTRAMAR DIAMOND SHAMROCK CORPORATION,
  GENERAL PARTNER

  By:  /s/ H. Pete Smith
           H. PETE SMITH
           EXECUTIVE VICE PRESIDENT
           AND CHIEF FINANCIAL OFFICER
           August 14, 1997