Form 10-Q
period 1997-09-30
UDS CAPITAL I
filed 1997-11-13
CIK 1040581

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997


                              UDS CAPITAL I
          (Exact name of registrant as specified in its charter)

                      Commission File Number 333-28737-01
          Delaware                                 74-6454974
(State or other jurisdiction of                (I.R.S. Employer)
incorporation or organization)                Identification No.)


        6000 N. Loop 1604 W                       78249-1112
(Address of principal executive offices)          (Zip Code)

    Registrant's telephone number, including area code: (210) 592-2000

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

                      Commission File No: x-xxxx-xx
          Delaware                                   74-2835441
(State or other jurisdiction of                   (I.R.S. Employer)
 incorporation or organization)                  Identification No.)


        6000 N. Loop 1604 W                        78249-1112
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code: (210) 592-2000

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

                         Yes    X     No ____


                  UDS CAPITAL I AND UDS FUNDING I, L.P.
                               FORM 10-Q
                           September 30, 1997

                            TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                                                PAGE
     Item 1. Financial statements (unaudited)

                             UDS CAPITAL I

          Balance Sheet as of September 30, 1997                  4

          Statements of Income for the Three Months Ended
          September 30, 1997 and the Period from June 5, 1997
          (Inception) to September 30, 1997                       5

          Statement of Cash Flows for the Period from
          June 5, 1997 (Inception) to September  30, 1997         6

          Notes to Financial Statements                           7

                           UDS FUNDING I, L.P.

          Balance Sheet as of September 30, 1997                  8

          Statements of Income for the Three Months
          Ended September 30, 1997 and the Period from
          June 5, 1997 (Inception) to September 30, 1997          9

          Statement of Cash Flows for the Period from
          June 5, 1997 (Inception) to September 30, 1997         10

          Notes to Financial Statements                          11

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations      12

PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                    13


SIGNATURES                                                       14

PART I.     FINANCIAL INFORMATION

Item 1.          Financial Statements

                          UDS CAPITAL I
                          BALANCE SHEET
                           (Unaudited)

                                                     September 30,
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


The accompanying notes are an integral part of these financial statements.


                          UDS CAPITAL I
                       STATEMENTS OF INCOME
              Three Months Ended September 30, 1997 and the Period from June 5, 1997 (Inception) to September 30, 1997
                           (Unaudited)

                                                      The Period from
                          Three Months Ended            June 5, 1997
                                 Ended                 (Inception) to
                           September 30, 1997        September 30, 1997
                                         (in millions)

Income on partnership
preferred securities             $  4.3                    $  4.5



The accompanying notes are an integral part of these financial statements.


                             UDS CAPITAL I
                       STATEMENT OF CASH FLOWS
                              (Unaudited)


                                                 The Period from
                                           June 5, 1997 (Inception) to
                                                September 30, 1997
                                                   (in millions)

Cash flows provided by operating activities -
  income on partnership preferred securities        $     4.5


Cash flows used in investing activities -
  purchase of partnership preferred securities         (206.2)


Cash flows from financing activities:

Issuance of Trust Originated Preferred Securities       200.0
Issuance of Trust Common Securities                       6.2
Distributions on Preferred Securities                    (4.4)
Distributions on Common Securities                       (0.1)

  Net cash provided by financing activities             201.7

Net Change in Cash -
Cash at Beginning of Period                                -

Cash at End of Period                               $      -


The accompanying notes are an integral part of these financial statements.

                         UDS CAPITAL I
                 NOTES TO FINANCIAL STATEMENTS
                      September 30, 1997
                          (Unaudited)

NOTE 1:  Basis of Presentation

The accompanying unaudited financial statements have been prepared by UDS Capital I (the "Trust"), in accordance with generally accepted accounting principles for interim financial reporting and with Securities and Exchange Commission rules and regulations for Form 10-Q. In the opinion of the Trust's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Trust's audited balance sheet as of June 5, 1997 (inception) and notes thereto, included in the Prospectus Supplement dated June 20, 1997.

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

                                                   September 30, 1997
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

The accompanying notes are an integral part of these financial statements.


                       UDS FUNDING I, L.P.
                      STATEMENTS OF INCOME
             Three Months Ended September 30, 1997 and the Period from June 5, 1997 (Inception) to September 30, 1997
                          (Unaudited)

                                                       The Period from
                                Three Months             June 5, 1997
                                    Ended              (Inception) to
                              September 30, 1997     September 30, 1997
                                              (in millions)

Interest income:

   Affiliate debentures             $  5.0                $  5.3

Income                              $  5.0                $  5.3


The accompanying notes are an integral part of these financial statements.


                           UDS FUNDING I, L.P.
                         STATEMENT OF CASH FLOWS
                               (Unaudited)


                                                 The Period from
                                           June 5, 1997 (Inception) to
                                                September 30, 1997
                                                  (in millions)


Cash flows provided by operating
  activities - income                               $     5.3


Cash flows from investing activities:
  Maturity of investment security                         0.6
  Purchase of investment securities                    (243.2)

  Net cash used in investing activities                (242.6)

Cash flows from financing activities:

  Distributions to partners                              (5.3)
  Issuance of partnership interests                     242.6

    Net cash provided by financing activities           237.3

Net Change in Cash -
Cash at Beginning of Period                                -

Cash at End of Period                               $      -

The accompanying notes are an integral part of these financial statements.


                            UDS FUNDING I, L.P.
                      NOTES TO FINANCIAL STATEMENTS
                            September 30, 1997
                                (Unaudited)

NOTE 1:  Basis of Presentation

The accompanying unaudited financial statements have been prepared by UDS Funding I, L.P. (the "Partnership"), in accordance with generally accepted accounting principles for interim financial reporting and with Securities and Exchange Commission rules and regulations for Form 10-Q. In the opinion of the Partnership's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the Partnership's audited balance sheet as of June 5, 1997 (inception) and notes thereto, included in the Prospectus Supplement of UDS Capital I dated June 20, 1997.

NOTE 2:  Summary of Significant Accounting Policies

Investments

Investments are recorded at accreted cost. The carrying value of investments approximates fair value. Income on the investments is accrued when earned.

Income Taxes

The Partnership is classified as a partnership for U.S. federal income tax purposes. Accordingly, the Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

NOTE 3:  Investment in Affiliate Debentures

The Partnership holds subordinated debentures of Ultramar Diamond Shamrock Corporation ("the Company") and debentures of two wholly-owned subsidiaries of the Company (collectively, the "Debentures"). The Debentures have a term of 20 years and bear interest at 8.32% per annum. The Debentures are redeemable on or after June 30, 2002 at the option of the Company and its subsidiaries, in whole or in part, at a redemption price equal to the entire principal amount of the Debentures being so redeemed plus any accrued and unpaid interest. The interest payment dates correspond to the distribution payment dates of the Partnership Preferred Securities. Interest and redemption payments on the subsidiary debentures are guaranteed by the Company on a subordinated basis.

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

The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, on June 5, 1997. Ultramar Diamond Shamrock Corporation (the "Company") is the general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities, (ii) investing the proceeds thereof in certain eligible securities of the Company and wholly-owned subsidiaries of the Company (the "Affiliate Debentures") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto.

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

UDS CAPITAL I


By:  /s/  H. Pete Smith
          H. PETE SMITH
          TRUSTEE
          November 11, 1997

UDS FUNDING I, L.P.

  ULTRAMAR DIAMOND SHAMROCK CORPORATION,
  GENERAL PARTNER

  By:  /s/  H. Pete Smith
            H. PETE SMITH
            EXECUTIVE VICE PRESIDENT
            AND CHIEF FINANCIAL OFFICER
            November 11, 1997


10qud3.asc