Form 10-K
period 1997-12-31
UDS CAPITAL I
filed 1998-03-19
CIK 1040581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934: For the period from June 5,1997 (inception) to December 31, 1997

                        Commission File Number 333-28737

                                  UDS CAPITAL I
              Incorporated under the laws of the State of Delaware
                  I.R.S. Employer Identification No. 74-6454974
                               6000 N. Loop 1604 W
                          San Antonio, Texas 78249-1112
                        Telephone number: (210) 592-2000

Securities registered pursuant to Section 12(b) of the Act: 8.32% Trust Originated Preferred Securities (TOPrS) (and the related guarantee) registered on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act: None

                               UDS FUNDING I, L.P.
              Incorporated under the laws of the State of Delaware
                  I.R.S. Employer Identification No. 74-2835441
                               6000 N. Loop 1604 W
                          San Antonio, Texas 78249-1112
                        Telephone number: (210) 592-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes XXX   No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. (XXX)

No voting stock was held by non affiliates of UDS Capital I as of February 27, 1998.

As of February 27, 1998, there are 247,440 shares of 8.32% Trust Common Securities, $25.00 liquidation amount per security of UDS Capital I outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of UDS Capital I's Prospectus, dated June 20, 1997, filed pursuant to Rule 424(b) in connection with the Registration Statement on Form S-3 (No. 333-28737) filed by UDS Capital I and Ultramar Diamond Shamrock Corporation are incorporated by reference into Part I.

                                TABLE OF CONTENTS

Item                                                                       Page
                                     PART I

  1.  Business.......................................................         2

  2.  Properties.....................................................         4

  3.  Legal proceedings..............................................         4

  4.  Submission of matters to a vote of security stockholders.......         4

                                     PART II

  5.  Market for Registrant's common equity and related stockholder
      matters........................................................         4

  6.  Selected financial data........................................         4

  7.  Management's discussion and analysis of financial condition
      and results of operations......................................         5

  8.  Financial statements and supplementary data....................         7

  9.  Changes in and disagreements with accountants on accounting and
      financial disclosure...........................................        21

                                    PART III

 10. Directors and executive officers of the Registrant..............        21

 11. Executive compensation..........................................        21

 12. Security ownership of certain beneficial owners and management..        21

 13. Certain relationships and related transactions..................        21

                                     PART IV

 14. Exhibits, financial statement schedules and reports on Form 8-K.        22


Signatures...........................................................        24


This Annual Report on Form 10-K (including documents incorporated by reference herein) contain statements with respect to the Trust's, the Partnership's and the Company's expectations or beliefs as to future events. These type of statements are "forward-looking" and are subject to uncertainties. See "Forward-Looking Statements" on page 6.

                                     PART I
ITEM 1. BUSINESS

                                  UDS Capital I

UDS Capital I (the Trust) is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a declaration of trust and the filing of a certificate of trust with the Secretary of State of the State of Delaware on June 5, 1997, which was subsequently amended by an amended and restated declaration of trust dated as of June 25, 1997. On June 25, 1997, the Trust issued 8,000,000 shares of 8.32% Trust Originated Preferred Securities (TOPrS), with a $25.00 liquidation amount pe security, in an underwritten public offering. Also on June 25, 1997, Ultramar Diamond Shamrock Corporation (the Company) purchased 247,440 shares of 8.32% Trust Common Securities (the Common Securities and together with the TOPrS, the Trust Securities), which have a $25.00 liquidation amount per security and represent 3% of the total equity of the Trust.

The Trust used the proceeds derived from the issuances of the Trust Securities to purchase partnership preferred securities (the Preferred Securities), representing the limited partnership interests of UDS Funding I, L.P. (the Partnership) and, accordingly, the assets of the Trust consist solely of the Preferred Securities. The Trust exists for the exclusive purpose of (a) issuing the Trust Securities representing undivided beneficial ownership interests in the assets of the Trust, (b) investing the gros proceeds of the Trust Securities in the Preferred Securities, and (c) engaging in only those other activities necessary or incidental thereto.

Pursuant to the Trust declaration, there are four trustees (the Trustees), two of the Trustees are individuals who are employees or officers of or who are affiliated with the Company, a third Trustee is The Bank of New York (the Property Trustee) and a fourth Trustee is The Bank of New York (Delaware) (the Delaware Trustee). The Property Trustee will hold title to the Preferred Securities for the benefit of the holders of the Trust Securities.

Holders of the TOPrS are entitled to receive cumulative cash distributions accumulating from the date of original issuance (June 25, 1997) and payable quarterly in arrears on each March 31, June 30, September 30, and December 31, at an annual rate of 8.32% of the liquidation amount of $25.00 per TOPrS (equivalent to $2.08 per TOPrS per annum) if, as and when the Trust has the funds available for payment. The ability of the Trust to pay distributions on the TOPrS is entirely dependent on its receipt of corresponding distributions with respect to the Preferred Securities.

The Company has irrevocably guaranteed, on a subordinated basis, the payment in full of (a) any accumulated and unpaid distributions on the TOPrS to the extent of funds of the Trust are legally available therefor, (b) the amount payable upon redemption of the TOPrS to the extent of funds of the Trust are legally available therefor and (c) generally, the liquidation amount of the TOPrS to the extent of the assets of the Trust are legally available for distribution to holders of TOPrS.

                              UDS Funding I, L.P.

The Partnership is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State on June 5, 1997, which was subsequently amended by an amended and restated agreement of limited partnership dated June 25, 1997 (the
Limited Partnership Agreement). On June 25, 1997, the Partnership issued 8,247,440 securities of 8.32% Preferred Securities, with a $25.00 liquidation preference per security, to the Trust, the Partnership's limited partner. Also on June 25, 1997, the Company made a capital contribution to the Partnership for its general partner interest. Pursuant to the Limited Partnership Agreement, the Company is the sole general partner of the Partnership (the General Partner).

The Partnership is managed by the General Partner and exists for the sole purpose of (a) issuing its partnership interest, (b) investing the proceeds thereof in certain eligible securities of the Company and eligible debt securities of non-affiliated entities, and (c) engaging in only those other activities necessary or incidental thereto. To the extent that aggregate payments to the Partnership on its investments exceed distributions accumulated or payable with respect to the Preferred Securities, the Partnership may at times have excess funds which shall be allocated to and may, in the General Partner's sole discretion, be distributed to the General Partner.

So long as the Preferred Securities remain outstanding, the General Partner will convenant in the Limited Partnership Agreement (a) to remain the sole general partner of the Partnership and to maintain directly 100% ownership of the General Partner's interest in the Partnership, which interest will at all times represent at least 1% of the total capital of the Partnership, (b) to cause the Partnership to remain a limited partnership and not to voluntarily dissolve, liquidate, wind-up or be terminated, except as permitted by the Limited Partnership Agreement, and (c) to use its efforts to ensure that the Partnership will not be (1) an investment company for purposes of the 1940 Act or (2) an association or a publicly traded partnership taxable as a corporation for United States Federal income tax purposes.

The Partnership used the proceeds derived from the issuances of the Preferred Securities and the capital contribution from the General Partner to purchase subordinated debentures of the Company and two wholly-owned subsidiaries of the Company (the Debentures). In addition, the Partnership acquired certain eligible debt securities representing 1% of the total assets of the Partnership in fixed maturity securities of the United States government or its agencies (Eligible Debt Securities). The Debentures have a term of 20 years and bear interest at 8.32% per annum. The Debentures are redeemable on or after June 30, 2002 at the option of the Company and its subsidiaries, in whole or in part. The interest payment dates on the Debentures correspond to the distribution payment dates on the Preferred Securities.

Holders of the Preferred Securities are entitled to receive cumulative cash distributions accumulating from the date of original issuance (June 25, 1997) and payable quarterly in arrears on each March 31, June 30, September 30, and December 31, at an annual rate of 8.32% of the liquidation amount of $25.00 per security (equivalent to $2.08 per security per annum) if, as and when declared by the General Partner in its sole discretion out of the assets of the Partnership when funds are legally available for payment. The ability of the Partnership to pay distributions on the Preferred Securities is dependent on its receipt of payments with respect to the Debentures and Eligible Debt Securities held by the Partnership.

The Preferred Securities are redeemable for cash, at the option of the Partnership, in whole or in part, from time to time, after June 30, 2002 at an amount per preferred security equal to $25.00 plus accumulated and unpaid distributions thereon. Upon the redemption of the Preferred Securities, the TOPrS will be redeemed, in whole or in part.

The Company has irrevocably guaranteed, on a subordinated basis, the payment in full of (a) any accumulated and unpaid distributions on the Preferred Securities if, as and when declared out of funds legally available therefor, (b) the amount payable upon redemption of the Preferred Securities to the extent of funds of the Partnership are legally available therefor and (c) generally, the liquidation amount of the Preferred Securities to the extent of the assets of the Partnership are legally available for distribution to holders of Preferred Securities.

The location of the principal executive offices of the Company, the Trust, and the Partnership is c/o Ultramar Diamond Shamrock Corporation, 6000 North Loop
1604 West, San Antonio, Texas 78249-1112 and the telephone number is (210) 592-2000.

ITEM 2. PROPERTIES

Not Applicable.

ITEM 3. LEGAL PROCEEDINGS

Neither the Trust nor the Partnership know of no material legal proceedings involving the Trust, the Partnership or the assets of either of them.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of holders of any securities of the Trust or the Partnership during the period from June 5, 1997 (inception) to December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(1) There is no established public market for the Common Securities of the Trust or the general partnership interest in the Partnership.

(2) All of the Common Securities of the Trust and all of the general partnership interest in the Partnership are owned of record and beneficially by the Company.

(3) The Company, as holder of the Common Securities of the Trust, is entitled to receive cumulative cash distributions accumulating from June 25, 1997 and payable quarterly in arrears on each March 31, June 30, September 30, and December 31, at an annual rate of 8.32% of the liquidation amount per annum. Distributions not paid on the scheduled payment dates will accumulate and compound quarterly at a rate per annum equal to 8.32%. The Limited Partnership Agreement does not require any regular periodic distributions to be made to the General Partner; however, to the extent that aggregate payments to the Partnership on the Debentures and Eligible Debt Securities exceed distributions accumulated or payable with respect to the Preferred Securities, the Partnership may at times have excess funds which shall be allocated to and may, in the General Partner's sole discretion, be distributed to the General Partner.

(4) Since June 25, 1997, the 8.32% TOPrS of the Trust have been listed on the New York stock exchange under the symbol "UDS-PA". From June 25, 1997 through December 31, 1997, the high and low sales prices on the New York Stock Exchange have been $26.25 and $25.00 per TOPrS, respectively. As of February 27, 1998, there were 8,000,000 TOPrS outstanding which were held by 100 holders of record.

(5) Since issuance in June 1997, the Trust has declared and paid dividends of $1.07 per TOPrS. The Trust expects to continue to pay quarterly distributions on the TOPrS at a rate of $0.52 per TOPrS to the extent the Trust has funds available for the payment of such distributions.

ITEM 6. SELECTED FINANCIAL DATA

The activities of the Trust and the Partnership are limited to issuing securities and investing the proceeds as described in Item 1 - Business above. Accordingly, the financial statements included herein in response to Item 8 - Financial Statements and Supplementary Data are incorporated by reference in response to this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust is a statutory business trust formed on June 5, 1997 under the Delaware Business Act. The Trust exists for the exclusive purpose of (a) issuing the 8.32% TOPrS and the Common Securities of the Trust, representing undivided ownership interests in the assets of the Trust, (b) investing the gross proceeds from the issuance of the Trust Securities into the 8.32% Preferred Securities issued by the Partnership, and (c) engaging in only those other activities necessary or incidental thereto.

The Partnership is a limited partnership formed on June 5, 1997 under the Delaware Revised Uniform Limited Partnership Act, as amended. The Company is the general partner of the Partnership and the Trust holds 100% of the limited partnership interest of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (a) issuing its partnership interests, consisting of the general partner interest and the Preferred Securities, (b) investing the proceeds thereof in certain subordinated debentures of the Company and wholly-owned subsidiaries of the Company and in certain non-affiliated debt securities, and (c) engaging in only those activities necessary or incidental thereto.

The Trust's and the Partnership's activities are limited to issuing securities and investing the proceeds as described above. Since the Trust was organized on June 5, 1997, its activities, as specified in its declaration of trust, have been limited to the issuance of the TOPrS and Common Securities for total proceeds of $200,000,000 and $6,186,000, respectively, and investing the proceeds therefrom into Preferred Securities of the Partnership. Each quarter ended, the Trust made distribution payments on the TOPrS and Common Securities in accordance with their terms, and received funds from the Partnership of equivalent amounts. Total distributions for the period from June 5, 1997 (inception) to December 31, 1997 on the TOPrS and Common Securities were $8,552,000 and $264,000, respectively. Total earnings from the Preferred Securities were $8,816,000 for the period from June 5, 1997 (inception) to December 31, 1997.

Since  the  Partnership  was  organized  on June 5,  1997,  its  activities,  as specified in its Limited Partnership Agreement, have been limited to the issuance of the Preferred Securities and the general partner interest for total proceeds of $206,186,000 and $36,386,000, respectively, and investing the proceeds therefrom into the subordinated debentures of the Company and wholly-owned subsidiaries of the Company totaling $240,146,000. In addition, the Partnership has invested approximately $2,400,000 in non-affiliated debt securities and other investments. Each quarter ended, the Partnership made distribution payments on the Preferred Securities and general partner interest in accordance with their terms, and received funds from the Company, wholly-owned subsidiaries of the Company and non-affiliated investment issuers of approximately the same amounts. Total distributions for the period from June 5, 1997 (inception) to December 31, 1997 on the Preferred Securities and general partner interest were $8,816,000 and $1,452,000, respectively. Total earnings from the Debentures and other Partnership investments were $10,326,000 for the period from June 5, 1997 (inception) to December 31, 1997.

Neither the Trust nor the Partnership use derivative financial instruments.

The Company provides, at no cost, all computer and administrative support necessary to process the activities of the Trust and the Partnership, and the Company is in the process of making the necessary system conversions to handle the year 2000 dated transactions.

The impact of inflation has slowed in recent years and is not expected to have a significant effect on the Trust or the Partnership as their activities are fixed, based on the investments owned and the distribution requirements of the equity ownership interest in the related entities.

Certain Forward Looking Statements

This Annual Report on Form 10-K and Form S-3, incorporated herein by reference, contains certain "forward-looking" statements as such term is defined in the U.S. Private Securities Litigation Reform Act of 1995 and information relating to the Trust, the Partnership or the Company and its subsidiaries that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this Annual Report or the Form S-3, the words "anticipate," "believe "estimate," "expect," "intend" and similar expressions, as they relate to the Trust, the Partnership, the Company or its subsidiaries or management, identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations, including as a result of competitive factors and pricing pressures, shifts in market demand and general economic conditions and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    Report of Independent Public Accountants

To UDS Capital I:

We have audited the accompanying balance sheet of UDS Capital I, a Delaware business trust (the Trust) as of December 31, 1997 and the related statements of income, stockholders' equity and cash flows for the period from June 5, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of Ultramar Diamond Shamrock Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UDS Capital I as of December 31, 1997 and the results of its operations and its cash flows for the period from June 5, 1997 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.



                                               /s/ ARTHUR ANDERSEN LLP


San Antonio,  Texas
February 27, 1998

                                  UDS CAPITAL I
                                  BALANCE SHEET
                                December 31, 1997
                                 (in thousands)

                                     Assets

Investment in UDS Funding I, L.P. preferred securities                 $206,186
                                                                       --------
    Total assets                                                       $206,186
                                                                       ========

                              Stockholders' Equity

8.32 % Trust Originated Preferred Securities, $25.00
  liquidation amount per security:
     8,000,000 securities authorized, issued and outstanding           $200,000

8.32% Trust Common Securities, $25.00 liquidation amount per security:
     247,440 securities authorized, issued and outstanding                6,186
                                                                       ---------
     Total stockholders' equity                                        $206,186

                See accompanying notes to financial statements.


                                  UDS CAPITAL I
                               STATEMENT OF INCOME
        For the Period from June 5, 1997 (inception) to December 31, 1997
                                 (in thousands)

Income on UDS Funding I, L.P. preferred securities                  $8,816
                                                                    ======


                See accompanying notes to financial statements.

                                  UDS CAPITAL I
                        STATEMENT OF STOCKHOLDERS' EQUITY
        For the Period from June 5, 1997 (inception) to December 31, 1997
                                 (in thousands)

                                                                                                  Total
                                                                Common          Preferred        Retained      Stockholders'
                                                               Securities       Securities       Earnings         Equity
                                                               ----------       ----------       --------      -------------
June 5, 1997 (Inception)
Issuance of 247,440 securities of 8.32% Trust Common
  Securities to Ultramar Diamond Shamrock Corporation           $6,186          $      -        $    -         $  6,186

Issuance of 8,000,000 securities of 8.32% Trust Originated
 Preferred Securities in a public offering                           -           200,000             -          200,000

Net income                                                           -                 -         8,816            8,816

Dividends on 8.32% Trust Originated Preferred Securities             -                 -        (8,552)          (8,552)

Dividends on 8.32% Trust Common Securities                           -                 -          (264)            (264)
                                                               -------          --------       -------         --------
Balance at December 31, 1997                                    $6,186          $200,000       $     -         $206,186
                                                               =======          ========       =======         ========

                See accompanying notes to financial statements.


                                  UDS CAPITAL I
                             STATEMENT OF CASH FLOWS
        For the Period from June 5, 1997 (inception) to December 31, 1997
                                 (in thousands)





Cash Flows Provided By Operating Activities -

Net income on UDS Funding I, L.P. preferred securities             $   8,816
                                                                   ---------

Cash Flows Used In Investing Activities -

Purchase of UDS Funding I, L.P. preferred securities                (206,186)
                                                                   ---------

Cash Flows From Financing Activities:

Issuance of 8.32% Trust Originated Preferred Securities in a
 public offering                                                     200,000
Issuance of 8.32% Trust Common Securities to Ultramar
 Diamond Shamrock Corporation                                          6,186
Distributions on 8.32% Trust Originated Preferred Securities          (8,552)
Distributions on 8.32% Trust Common Securities                          (264)
                                                                    --------

    Net cash provided by financing activities                        197,370
                                                                    --------

Net Change in Cash                                                         -
Cash at June 5, 1997 (Inception)                                           -
                                                                   ---------

Cash at December 31, 1997                                          $       -
                                                                   =========

                See accompanying notes to financial statements.



                                  UDS CAPITAL I
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

NOTE 1: Summary of Significant Accounting Policies

Basis of Presentation: UDS Capital I (the Trust) is a statutory business trust formed on June 5, 1997 under the Business Trust Act of the State of Delaware for the exclusive purposes of (a) issuing the Trust Originated Preferred Securities (TOPrS) and the Trust Common Securities (the Common Securities and together with the TOPrS, the Trust Securities) representing undivided beneficial ownership interests in the assets of the Trust, (b) purchasing Partnership Preferred Securities (the Preferred Securities) representing the limited partnership interests of UDS Funding I, L.P. (the Partnership) with the proceeds from the sale of the Trust Securities, and (c) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in the Declaration of Trust under which it was formed.

The Trust and Partnership are wholly-owned subsidiaries of Ultramar Diamond Shamrock Corporation (the Company) and all expenses related to the operations of the Trust and the Partnership are paid for by the Company. The Trustees, who manage the Trust, are employees of the Company.

Cash: The Trust maintains minimal cash balances, as all income received on the Preferred Securities is distributed immediately.

Investments: The investment in Preferred Securities represents the limited partnership interest in the Partnership, and is recorded at cost. The carrying value of the investment approximates its fair value. Income on the investment is accrued when earned.

Income Taxes: The Trust is classified as a grantor trust for U.S. Federal income tax purposes. Accordingly, the Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

Use of Estimates: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to investment values, based on currently available information. Changes in facts and circumstances may result in revised estimates.

NOTE 2: Investment in UDS Funding I, L.P. Preferred Securities

On June 25, 1997, the Trust purchased 8,247,440 8.32% Preferred Securities with a $25.00 liquidation preference per security from the Partnership, a Delaware partnership. The general partnership interest in the Partnership is owned by the Company. The Preferred Securities are redeemable on or after June 30, 2002 at the option of the Partnership, in whole or in part, at a redemption price equal to $25.00 per security. Upon any redemption of the Preferred Securities, the TOPrS will be redeemed.

Distributions on the Preferred Securities are payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year. Distributions not paid on the scheduled payment date accumulate and compound quarterly at the rate of 8.32% per annum. The distribution payment dates of the Preferred Securities correspond to the distribution payment dates of the TOPrS. The Company has guaranteed, on a subordinated basis, the distributions due on the Preferred Securities if and when declared by th Partnership and the payments upon liquidation of the Partnership or the redemption of the Preferred Securities to the extent funds are legally available.



                                  UDS CAPITAL I
                    NOTES TO FINANCIAL STATEMENTS -continued
                                December 31, 1997

NOTE 3: Stockholders' Equity

Trust Originated Preferred Securities (TOPrS)

On June 25, 1997, the Trust issued 8,000,000 of the 8.32% TOPrS, with a $25.00 liquidation amount per security in an underwritten public offering. The total proceeds from the public offering were $200,000,000 and the Company paid all fees and expenses related to the offering. Holders of the TOPrS have limited voting rights and are not entitled to vote to appoint, remove or replace, or to increase or decrease the number of trustees, which voting rights are vested exclusively in the holder of the Common Securities. Under certain circumstances, the TOPrS have preferential rights to payments relative to the Common Securities.

The TOPrS are redeemable on or after June 30, 2002 at the option of the Trust, in whole or in part, at a redemption price equal to $25.00 per security. Distributions on the TOPrS are cumulative, from June 25, 1997, and are payable quarterly on March 31, June 30, September 30, and December 31 of each year, if and when the Trust has funds available for distribution. The Company has guaranteed, on a subordinated basis, the payment of all distributions and other payments on the TOPrS to the extent funds are legally available. This guarantee and the Partnership distribution guarantee are subordinated to all other liabilities of the Company and rank pari passu with the most senior preferred stock of the Company.

Trust Common Securities

On June 25, 1997, the Trust issued 247,440 of the 8.32% Common Securities with a $25.00 liquidation amount per security to the Company for $6,186,000. The Common Securities are redeemable on or after June 30, 2002 at the option of the Trust, in whole or in part, at a redemption price equal to $25.00 per security. Distributions on the Common Securities are cumulative, from June 25, 1997, and payable quarterly on March 31, June 30, September 30, and December 31 of each year, in arrears, at the annual rate of 8.32% of the liquidation amount, if and when the Trust has funds available for distribution, subject to the Preferred Securities preferential rights.

                    Report of Independent Public Accountants


To UDS Funding I, L.P.:

We have audited the accompanying balance sheet of UDS Funding I, L.P., a Delaware limited partnership (the Partnership) as of December 31, 1997 and the related statements of income, partners' capital and cash flows for the period from June 5, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UDS Funding I, L.P. as of December 31, 1997 and the results of its operations and its cash flows for the period from June 5, 1997 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.


                                                     /s/ ARTHUR ANDERSEN LLP

San Antonio,  Texas
February 27, 1998

                               UDS FUNDING I, L.P.
                                  BALANCE SHEET
                                December 31, 1997
                                 (in thousands)

                                     Assets
Cash and cash equivalents                                                             $     56
                                                                                      --------
Investments:
  Bank certificate of deposit                                                               99
  Investment in U.S. Treasury Notes, at amortized cost                                   2,329
  Subordinated debentures of Ultramar Diamond Shamrock Corporation, at cost            206,186
  Subordinated debentures of Ultramar, Inc. and Diamond Shamrock Refining
   Company, both wholly-owned subsidiaries of Ultramar Diamond Shamrock
   Corporation, at cost                                                                 33,960

     Total investments                                                                 242,574

       Total assets                                                                   $242,630
                                                                                      ========

                                Partners' Capital

Limited partnership interest held by UDS Capital I, a Delaware business trust
  8,247,440 preferred securities with $25.00 per security liquidation preference      $206,186

General partnership interest held by Ultramar Diamond Shamrock Corporation              36,444
                                                                                      --------

       Total Partners' Capital                                                        $242,630
                                                                                      ========

                See accompanying notes to financial statements.


                               UDS FUNDING I, L.P.
                               STATEMENT OF INCOME
        For the Period from June 5, 1997 (inception) to December 31, 1997
                                 (in thousands)

Interest income:

  Interest income on subordinated debenture of Ultramar Diamond
   Shamrock Corporation                                                $ 8,816

  Interest income on subordinated debentures of Ultramar, Inc. and
   Diamond Shamrock Refining Company, both wholly-owned
   subsidiaries of Ultramar Diamond Shamrock Corporation                 1,452

  Interest income on U.S. government securities, certificate of             58
   deposit and cash equivalents

     Net income                                                        $10,326

                See accompanying notes to financial statements.


                               UDS FUNDING I, L.P.
                         STATEMENT OF PARTNERS' CAPITAL
        For the Period from June 5, 1997 (inception) to December 31, 1997
                                 (in thousands)

                                                                                                   Total
                                                                       General      Limited       Partners'
                                                                       Partner      Partners       Capital
                                                                       -------      --------      ---------
June 5, 1997 (Inception)
  Issuance of partnership preferred securities to UDS Capital I        $     -      $206,186      $206,186

  Issuance of general partner interest to Ultramar Diamond
   Shamrock Corporation                                                 36,386             -        36,386

  Net income allocated to partners                                       1,510         8,816        10,326

  Distributions to partners                                             (1,452)       (8,816)      (10,268)
                                                                       -------      --------      --------

Balance at December 31, 1997                                           $36,444      $206,186      $242,630
                                                                       =======      ========      ========

                See accompanying notes to financial statements.


                               UDS FUNDING I, L.P.
                             STATEMENT OF CASH FLOWS
        For the Period from June 5, 1997 (inception) to December 31, 1997
                                 (in thousands)

Cash Flows from Operating Activities:
  Net income                                                       $    10,326
  Accretion on U.S. government securities                                  (26)
                                                                   -----------
       Net cash provided by operating activities                        10,300
                                                                   -----------

Cash Flows from Investing Activities:
  Purchases of affiliated subordinated debentures                     (240,146)
  Purchases of U.S. government securities                               (3,503)
  Maturities of U.S. government securities                               1,200
  Purchase of bank certificate of deposit                                  (99)
                                                                   -----------
    Net cash used in investing activities                             (242,548)
                                                                   -----------

Cash Flows from Financing Activities:
  Proceeds from issuance of preferred securities                       206,186
  Contributions for general partner interest                            36,386
  Distributions to partners                                            (10,268)
                                                                   -----------
    Net cash provided by financing activities                          232,304
                                                                   -----------

Net Change in Cash                                                          56
Cash at June 5, 1997 (Inception)                                             -
                                                                   -----------

Cash at December 31, 1997                                          $        56
                                                                   ===========

                See accompanying notes to financial statements.



                               UDS FUNDING I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

NOTE 1: Summary of Significant Accounting Policies

Basis of Presentation: UDS Funding I, L.P. (the Partnership) is a limited partnership formed on June 5, 1997 under the Delaware Revised Uniform Limited Partnership Act for the exclusive purposes of purchasing certain eligible debt instruments of Ultramar Diamond Shamrock Corporation (the Company) and the Company's wholly-owned subsidiaries, Ultramar, Inc. and Diamond Shamrock Refining Company (the Subsidiaries) with (a) the proceeds from the sale of the Partnership preferred securities (the Preferred Securities), representing 100% of the limited partnership interest, to UDS Capital I (the Trust), and (b) a capital contribution from the Company in exchange for the general partnership interest in the Partnership.

The Company in its capacity as the sole general partner of the Partnership, has agreed to pay all expenses and fees related to the organization and operation of the Partnership and for all the debts and other obligations of the Partnership. Additionally, the Company has agreed to indemnify certain officers and agents of the Partnership. Except as provided in certain partnership agreements and as otherwise provided by law, the holders of the Preferred Securities have no voting rights.

Cash and Cash Equivalents: The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 1997, cash equivalents consisted of $12,258 of overnight money market funds, whose cost approximates fair value.

Investments: Investments in subordinated debentures of the Company and the Subsidiaries, and in U.S. government securities are classified as held-to-maturity and are recorded at amortized cost. The carrying value of the subordinated debentures approximates their fair value as of December 31, 1997.

As of December 31, 1997, the U.S. government securities consist of a U.S. Treasury Note with a market value of $1,723,843, which matures on June 30, 1998, and a U.S. Treasury Note with a market value of $600,750, which matures on March 31, 1998.

Income Taxes: The Partnership is classified as a partnership for U.S. Federal income tax purposes. Accordingly, the Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

Use of Estimates: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to investment values, based on currently available information. Changes in facts and circumstances may result in revised estimates.

NOTE 2: Investment in Subordinated Debentures

On June 25, 1997, the Partnership purchased debentures of the Company and the Subsidiaries. The subordinated debentures have a term of 20 years and bear interest at 8.32% per annum. The subordinated debentures are redeemable on or after June 30, 2002 at the option of the Company and the Subsidiaries, in whole or in part, at a redemption price equal to the entire principal amount of the subordinated debentures being so redeemed plus any accrued and unpaid interest. The interest payment dates correspond to the distribution payment dates of the Preferred Securities. Interest and redemption payments on the Subsidiaries debentures are guaranteed by the Company on a subordinated basis.


                               UDS FUNDING I, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                December 31, 1997

NOTE 3: Partners' Capital

On June 25, 1997, the Partnership sold 8,247,440 of the 8.32% Preferred Securities, with a $25.00 liquidation preference per security to the Trust for total proceeds of $206,186,000. The Preferred Securities are redeemable on or after June 30, 2002 at the option of the Partnership, in whole or in part, at a redemption price equal to $25.00 per security. Distributions on the Preferred Securities are cumulative from June 25, 1997 and are payable quarterly on March 31, June 30, September 30 and December 31 of each year, if and when declared by the General Partner.

The Company has guaranteed, on a subordinated basis, the distributions due on the Preferred Securities if and when declared by the Partnership and the payments upon liquidation of the Partnership or the redemption of the Preferred Securities to the extent funds are legally available. This guarantee is subordinated to all other liabilities of the Company and ranks pari passu with the most senior preferred stock of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Trustees of the Trust are as follows:

Regular Trustee                H. Pete Smith
Regular Trustee                Steve Blank
Property Trustee               The Bank of New York
Delaware Trustee               The Bank of New York (Delaware)


H. Pete Smith is Executive Vice President and Chief Financial Officer of the Company, and has served in those capacities since the Merger of Ultramar Corporation and Diamond Shamrock, Inc. in December 1996. From April 1996 to the Merger, he was Senior Vice President and Chief Financial Officer of Ultramar Corporation. Prior to April 1996, he was Vice President and Chief Financial Officer of Ultramar Corporation.

Steve Blank is Vice President and Treasurer of the Company and has served in that capacity with the Company since the Merger of Ultramar Corporation and Diamond Shamrock, Inc. in December 1996. Previously he served in various positions within Ultramar Corporation. Each Trustee has served in their respective capacity since the Trust was organized on June 5, 1997. The Trustees serve at the pleasure of the Company, as the holder of the Common Securities of the Trust.

The Partnership has no directors or executive officers, and the Company serves as General Partner.

ITEM 11.  EXECUTIVE COMPENSATION

Neither the Trust nor the Partnership has any executive officers. No employee of the Company receives any compensation for serving as a Trustee or acting in any capacity for the Trust or the Partnership separate from compensation as an employee of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in Item 1 - Business and Item 5 - Market for Registrants' Common Equity and Related Stockholder Matters with respect to ownership of the Common Securities of the Trust is incorporated by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

(A) Documents filed as part of this report:
     (1) Financial Statements of the Trust and the Partnership are included under Part II, Item 8:


UDS Capital I - Financial Statements:
  Accountants Report
  Balance Sheet as of December 31, 1997
  Statement of Income for the Period from June 5, 1997 (inception) to December 31, 1997 Statement of Stockholders' Equity for the Period from June 5, 1997 (inception) to
   December 31, 1997
  Statement of Cash Flows for the Period from June 5, 1997 (inception) to December 31, 1997 Notes to Financial Statements

UDS Funding I, L.P. - Financial Statements:
  Accountants Report
  Balance Sheet as of December 31, 1997
  Statement of Income for the Period from June 5, 1997 (inception) to December 31, 1997 Statement of Partners' Capital for the Period from June 5, 1997 (inception) to
   December 31, 1997
  Statement of Cash Flows for the Period from June 5, 1997 (inception) to December 31, 1997 Notes to Financial Statements

     (2) Financial Statement Schedules - None.

(B) Reports on Form 8-K - None.

(C) Exhibits:

Certain of the following exhibits were previously filed as exhibits to other reports or registration statements filed by the Trust and are incorporated herein by reference to such reports or registration statements as indicated parenthetically below by the appropriate report reference date or registration statement number.

    Exhibit                                                                       Incorporated by Reference
    Number                          Description                                  to the Following Documents
      4.1       Certificate of Trust of UDS Capital I dated June                Registration Statement on Form S-3 (File
                5, 1997                                                         No.333-28737)

      4.2       Amended and Restated Declaration of Trust of                    Current Report on Form 8-K dated June 30, 1997
                UDS Capital I dated June 25, 1997

      4.3       Certificate of Limited Partnership of UDS                       Registration Statement on Form S-3 (File
                Funding I, L.P. dated June 5, 1997                              No.333-28737)

      4.4       Amended and Restated Limited Partnership                        Current Report on Form 8-K dated June 30, 1997
                Agreement of UDS Funding I, L.P. dated June
                25, 1997

      4.5       Trust Preferred Securities Guarantee Agreement                  Current Report on Form 8-K dated June 30, 1997
                between Ultramar Diamond Shamrock
                corporation and The Bank of New York as
                guarantee Trustee dated June 25, 1997

      4.6       Partnership Preferred Securities Guarantee                      Current Report on Form 8-K dated June 30, 1997
                Agreement by Ultramar Diamond Shamrock
                Corporation dated June 25, 1997

      4.7       Subordinated Indenture between Ultramar                         Current Report on Form 8-K dated June 30, 1997
                Diamond Shamrock Corporatoin The Bank
                of New York dated June 25, 1997

      4.8       Affiliate Debenture Guarantee Agreement                         Registration Statement on Form S-3 (File
                between Ultramar Diamond Shamrock                               No.333-28737)
                Corporation and The Bank of New York

      4.9       Certificate Evidencing Trust Preferred Security                 Current Report on Form 8-K dated June 30, 1997

     4.10       Certificate Evidencing Partnership Preferred                    Current Report on Form 8-K dated June 30, 1997
                Security

     4.11       Subordinated Debenture                                          Current Report on Form 8-K dated June 30, 1997

     10.1       8.32% Subordinated Debenture Due 2017 dated                     Current Report on Form 8-K dated June 30, 1997
                June 25, 1997

     23.1       Consent of Arthur Andersen                                      +

     27.1       Financial Data Schedule                                         +

+ Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust and the Partnership have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized as of March 16, 1998.

UDS Capital I

By:  /s/ H. PETE SMITH
Name:    H. Pete Smith
Title:   Trustee

By:  /s/ STEVE BLANK
Name:    Steve Blank
Title:   Trustee

UDS Funding I, L.P.

By: Ultramar Diamond Shamrock Corporation, as General Partner

By:  /s/ H. PETE SMITH
Name:    H. Pete Smith
Title:   Executive Vice President and Chief Financial Officer