Form 10-Q
period 1998-03-31
UDS CAPITAL I
filed 1998-05-14
CIK 1040581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarter ended March 31, 1998


                        Commission File Number 333-28737

                                  UDS CAPITAL I
              Incorporated under the laws of the State of Delaware
                  I.R.S. Employer Identification No. 74-6454974
                               6000 N Loop 1604 W
                          San Antonio, Texas 78249-1112
                        Telephone number: (210) 592-2000

Securities registered pursuant to Section 12(b) of the Act: 8.32% Trust Originated Preferred Securities (TOPrS) (and the related guarantee) registered on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act: None

                               UDS FUNDING I, L.P.
              Incorporated under the laws of the State of Delaware
                  I.R.S. Employer Identification No. 74-2835441
                               6000 N Loop 1604 W
                          San Antonio, Texas 78249-1112
                        Telephone number: (210) 592-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes XX   No

                      UDS CAPITAL I AND UDS FUNDING I, L.P.
                                    FORM 10-Q
                                 March 31, 1998

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             Page

  Item 1.  Financial Statements (Unaudited)

                                  UDS CAPITAL I

    Balance Sheets as of March 31, 1998 and December 31, 1997................ 2

    Statement of Income for the Three Months Ended March 31, 1998............ 3

    Statement of Cash Flows for the Three Months Ended March 31, 1998........ 4

    Notes to Financial Statements............................................ 5

                               UDS FUNDING I, L.P.

    Balance Sheets as of March 31, 1998 and December 31, 1997................ 7

    Statement of Income for the Three Months Ended March 31, 1998............ 8

    Statement of Cash Flows for the Three Months Ended March 31, 1998........ 9

    Notes to Financial Statements............................................10

     Item 2.  Management's discussion and analysis of financial condition and results of operation.......................................12

PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K................................13

SIGNATURES...................................................................14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  UDS CAPITAL I
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                          March 31,         December 31,
                                                                                            1998              1997
                                                                                         (Unaudited)
                                         Assets
Investment in UDS Funding I, L.P. Preferred Securities                                   $206,186           $206,186
                                                                                         --------           --------

    Total assets                                                                         $206,186           $206,186
                                                                                         ========           ========
                                  Stockholders' Equity

8.32 % Trust Originated  Preferred  Securities,  $25.00  liquidation  amount per security:
     8,000,000 securities authorized, issued and outstanding                             $200,000           $200,000

8.32% Trust Common Securities, $25.00 liquidation amount per security:
     247,440 securities authorized, issued and outstanding                                  6,186              6,186
                                                                                         --------           --------

     Total stockholders' equity                                                          $206,186           $206,186
                                                                                         ========           ========

                See accompanying notes to financial statements.

                                  UDS CAPITAL I
                               STATEMENT OF INCOME
                    For the Three Months Ended March 31, 1998
                            (Unaudited, in thousands)

Income on UDS Funding I, L.P. Preferred Securities                   $4,289
                                                                     ======

Prior year comparable information does not exist since UDS Capital I was formed on June 5, 1997.

                See accompanying notes to financial statements.

                                  UDS CAPITAL I
                             STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 1998
                            (Unaudited, in thousands)

Cash Flows Provided By Operating Activities -

Net income on UDS Funding I, L.P. Preferred Securities                 $ 4,289
                                                                       -------

Cash Flows From Financing Activities:

Distributions on 8.32% Trust Originated Preferred Securities            (4,160)
Distributions on 8.32% Trust Common Securities                            (129)
                                                                       -------

    Net cash used in financing activities                               (4,289)
                                                                       -------

Net Change in Cash                                                           -
Cash at December 31, 1997                                                    -
                                                                       -------

Cash at March 31, 1998                                                 $     -
                                                                       =======

Prior year comparable information does not exist since UDS Capital I was formed on June 5, 1997.

                See accompanying notes to financial statements.

                                  UDS CAPITAL I
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)


NOTE 1: Basis of Presentation

The accompanying unaudited financial statements have been prepared by UDS Capital I (the Trust) in accordance with generally accepted accounting principles for interim financial reporting and with Securities and Exchange
Commission rules and regulations for Form 10-Q. In the opinion of the Trust's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with th audited financial statements and notes thereto included in the Trust's annual report on Form 10-K for the period from June 5, 1997 (inception) to December 31, 1997.

NOTE 2: Summary of Significant Accounting Policies

Cash: The Trust maintains minimal cash balances, as all income received on the UDS Funding I, L.P. Preferred Securities is distributed immediately.

Investments: The investment in Preferred Securities represents the limited partnership interest in UDS Funding I, L.P. (the Partnership), and is recorded at cost. The carrying value of the investment approximates its fair value. Income on the investment is accrued when earned.

Income Taxes: The Trust is classified as a grantor trust for U.S. Federal income tax purposes. Accordingly, the Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

Expenses: The Trust and Partnership are wholly-owned subsidiaries of Ultramar Diamond Shamrock Corporation (the Company) and all expenses related to the operations of the Trust and the Partnership are paid for by the Company. The Trustees, who manage the Trust, are officers of the Company.

NOTE 3: Investment in UDS Funding I, L.P. Preferred Securities

On June 25, 1997, the Trust purchased 8,247,440 8.32% Preferred Securities with a $25.00 liquidation preference per security from the Partnership, a Delaware partnership. The general partnership interest in the Partnership is owned by the Company. The Preferred Securities are redeemable on or after June 30, 2002 at the option of the Partnership, in whole or in part, at a redemption price equal to $25.00 per security. Upon any redemption of the Preferred Securities, the Trust Originated Preferred Securities (TOPrS) will be redeemed.

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

                                  UDS CAPITAL I
                    NOTES TO FINANCIAL STATEMENTS -continued
                                 March 31, 1998
                                   (Unaudited)


NOTE 4: Stockholders' Equity

Trust Originated Preferred Securities (TOPrS)

On June 25, 1997, the Trust issued 8,000,000 of 8.32% TOPrS, with a $25.00 liquidation amount per security in an underwritten public offering. The total proceeds from the public offering were $200,000,000 and the Company paid all fees and expenses related to the offering. Holders of the TOPrS have limited voting rights and are not entitled to vote to appoint, remove or replace, or to increase or decrease the number of trustees, which voting rights are vested exclusively in the holder of the Common Securities. Under certain circumstances, the TOPrS have preferential rights to payments relative to the Common Securities.

The TOPrS are redeemable on or after June 30, 2002 at the option of the Trust, in whole or in part, at a redemption price equal to $25.00 per security. Distributions on the TOPrS are cumulative and are payable quarterly on March 31, June 30, September 30, and December 31 of each year, if and when the Trust has funds available for distribution. The Company has guaranteed, on a subordinated basis, the payment of all distributions and other payments on the TOPrS to the extent funds are legally available. This guarantee and the Partnership distribution guarantee are subordinated to all other liabilities of the Company and rank pari passu with the most senior preferred stock of the Company.

Trust Common Securities

On June 25, 1997, the Trust issued 247,440 of 8.32% Common Securities with a $25.00 liquidation amount per security to the Company for $6,186,000. The Common Securities are redeemable on or after June 30, 2002 at the option of the Trust, in whole or in part, at a redemption price equal to $25.00 per security. Distributions on the Common Securities are cumulative and payable quarterly on March 31, June 30, September 30, and December 31 of each year, in arrears, at the annual rate of 8.32% of the liquidation amount, if and when the Trust has funds available for distribution, subject to the Preferred Securities preferential rights.

                               UDS FUNDING I, L.P.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                       March 31,      December 31,
                                                                                         1998            1997
                                                                                      (Unaudited)
                                       Assets
Cash and cash equivalents                                                             $     25        $     56
                                                                                      -----------     ------------

Investments:
  Bank certificate of deposit                                                               99              99
  Investment in U.S. Treasury Notes, at amortized cost                                   2,391           2,329
  Subordinated debentures of Ultramar Diamond Shamrock Corporation, at cost            206,186         206,186
  Subordinated debentures of Ultramar Inc. and Diamond Shamrock Refining
   Company, L.P., both wholly-owned subsidiaries of Ultramar Diamond Shamrock
   Corporation, at cost                                                                 33,960          33,960
                                                                                      -----------     ------------

     Total investments                                                                 242,636         242,574
                                                                                      -----------     ------------

       Total assets                                                                   $242,661        $242,630
                                                                                      ===========     ============

                                Partners' Capital

Limited partnership interest held by UDS Capital I, a Delaware business trust,
  8,247,440 Preferred Securities with $25.00 per security liquidation preference      $206,186        $206,186

General partnership interest held by Ultramar Diamond Shamrock Corporation              36,475          36,444
                                                                                      -----------     ------------

       Total partners' capital                                                        $242,661        $242,630
                                                                                      ===========     ============

                See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                               STATEMENT OF INCOME
                    For the Three Months Ended March 31, 1998
                            (Unaudited, in thousands)





Interest income:

  Interest income on subordinated debenture of Ultramar Diamond
   Shamrock Corporation                                                  $4,289

  Interest income on subordinated debentures of Ultramar Inc. and
   Diamond Shamrock Refining Company, L.P., both wholly-owned
   subsidiaries of Ultramar Diamond Shamrock Corporation                    706

  Interest income on U.S. government securities, certificate of
  deposit and cash equivalents                                               32

     Net income                                                          $5,027


Prior year comparable information does not exist since UDS Funding I, L.P. was formed on June 5, 1997.

                See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                             STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 1998
                            (Unaudited, in thousands)

Cash Flows from Operating Activities:
  Net income                                                          $ 5,027
  Accretion on U.S. government securities                                  (2)
                                                                      --------
       Net cash provided by operating activities                        5,025
                                                                      --------

Cash Flows from Investing Activities:
  Purchases of U.S. government securities                                (650)
  Maturities of U.S. government securities                                600
  Other                                                                   (11)
                                                                      --------
    Net cash used in investing activities                                 (61)
                                                                      --------

Cash Flows from Financing Activities:
  Distributions to general partner                                       (706)
  Distributions to limited partner                                     (4,289)
    Net cash used in financing activities                              (4,995)
                                                                      --------

Net Decrease in Cash                                                      (31)
Cash at December 31, 1997                                                  56
                                                                      --------

Cash at March 31, 1998                                                $    25
                                                                      ========

Prior year comparable information does not exist since UDS Funding I, L.P. was formed on June 5, 1997.

                See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

NOTE 1: Basis of Presentation

The accompanying unaudited financial statements have been prepared by UDS Funding I, L.P. (the Partnership) in accordance with generally accepted accounting principles for interim financial reporting and with Securities and Exchange Commission rules and regulations for Form 10-Q. In the opinion of the Partnership's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in UDS Capital I's (the Trust) annual report on Form 10-K for the period from June 5, 1997 (inception) to December 31, 1997.

NOTE 2: Summary of Significant Accounting Policies

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 1998, cash equivalents consisted of $25,000 of overnight money market funds, whose cost approximates fair value.

Investments: Investments in subordinated debentures of Ultramar Diamond Shamrock Corporation (the Company) and Ultramar Inc. and Diamond Shamrock Refining Company L.P. (the Subsidiaries), and in U.S. government securities are classified as held-to-maturity and are recorded at amortized cost. The carrying value of the subordinated debentures approximates their fair value as of March 31, 1998.

As of March 31, 1998, the U.S. government securities consist of a U.S. Treasury Note with a market value of $1,723,843, which matures on June 30, 1998, and a U.S. Treasury Note with a market value of $648,375, which matures on March 31, 2000.

Income Taxes: The Partnership is classified as a partnership for U.S. Federal income tax purposes. Accordingly, the Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

Expenses: The Company in its capacity as the sole General Partner of the Partnership, has agreed to pay all expenses and fees related to the organization and operation of the Partnership and for all the debts and other obligations of the Partnership. Additionally, the Company has agreed to indemnify certain officers and agents of the Partnership.

NOTE 3: Investment in Subordinated Debentures
On June 25, 1997, the Partnership purchased debentures of the Company and the Subsidiaries. The subordinated debentures have a term of 20 years and bear interest at 8.32% per annum. The subordinated debentures are redeemable on or after June 30, 2002 at the option of the Company and the Subsidiaries, in whole or in part, at a redemption price equal to the entire principal amount of the subordinated debentures being so redeemed plus any accrued and unpaid interest. The interest payment dates correspond to the distribution payment dates of the Preferred Securities. Interest and redemption payments on the Subsidiaries debentures are guaranteed by the Company on a subordinated basis.

                               UDS FUNDING I, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                 March 31, 1998
                                   (Unaudited)

NOTE 4: Partners' Capital

On June 25, 1997, the Partnership sold 8,247,440 of 8.32% Preferred Securities, with a $25.00 liquidation preference per security to the Trust for total proceeds of $206,186,000. The Preferred Securities are redeemable on or after June 30, 2002 at the option of the Partnership, in whole or in part, at a redemption price equal to $25.00 per security. Distributions on the Preferred Securities are cumulative and are payable quarterly on March 31, June 30, September 30 and December 31 of each year, if and when declared by the General Partner.

The Company has guaranteed, on a subordinated basis, the distributions due on the Preferred Securities if and when declared by the Partnership, and the payments upon liquidation of the Partnership or the redemption of the Preferred Securities to the extent funds are legally available. This guarantee is subordinated to all other liabilities of the Company and ranks pari passu with the most senior preferred stock of the Company. Except as provided in certain partnership agreements and as otherwise provide by law, the holders of the Preferred Securities have no voting rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UDS Capital I (the Trust) is a statutory business trust formed on June 5, 1997 under the Delaware Business Act. The Trust exists for the exclusive purpose of
(a) issuing the 8.32% Trust Originated Preferred Securities (the TOPrS) and the Common Securities of the Trust (collectively with the TOPrS, the Trust Securities), representing undivided ownership interests in the assets of the Trust, (b) investing the gross proceeds from the issuance of the Trust Securities into the 8.32% Partnership Preferred Securities (the Preferred Securities) issued by UDS Funding I, L.P. (the Partnership), and (c) engaging in only those other activities necessary or incidental thereto.

The Partnership is a limited partnership formed on June 5, 1997 under the Delaware Revised Uniform Limited Partnership Act, as amended. Ultramar Diamond Shamrock Corporation (the Company) is the general partner of the Partnership and the Trust holds 100% of the limited partnership interest of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (a) issuing its partnership interests, consisting of the general partner interest and the Preferred Securities, (b) investing the proceeds thereof in certain subordinated debentures of the Company and Ultramar Inc. and Diamond Shamrock Refining Company L.P. (the Subsidiaries), wholly-owned subsidiaries of the Company and in certain non-affiliated debt securities, and
(c) engaging in only those activities necessary or incidental thereto.

The Trust's and the Partnership's activities are limited to issuing securities and investing the proceeds as described above. Since the Trust was organized on June 5, 1997, its activities, as specified in its declaration of trust, have been limited to the issuance of the TOPrS and Common Securities for total proceeds of $200,000,000 and $6,186,000, respectively, and investing the proceeds therefrom into Preferred Securities of the Partnership. Each quarter ended, the Trust made distribution payments on the TOPrS and Common Securities in accordance with their terms, and received funds from the Partnership of equivalent amounts. Total distributions for the three months ended March 31, 1998 on the TOPrS and Common Securities were $4,160,000 and $129,000, respectively. Total earnings from the Preferred Securities were $4,289,000 for the three months ended March 31, 1998.

Since  the  Partnership  was  organized  on June 5,  1997,  its  activities,  as specified in its Limited Partnership Agreement, have been limited to the issuance of the Preferred Securities and the general partner interest for total proceeds of $206,186,000 and $36,386,000, respectively, and investing the proceeds therefrom into the subordinated debentures of the Company and wholly-owned subsidiaries of the Company totaling $240,146,000. In addition, the Partnership has invested approximately $2,500,000 in non-affiliated debt securities and other investments. Each quarter ended, the Partnership made distribution payments on the Preferred Securities and general partner interest in accordance with their terms, and received funds from the Company, wholly-owned subsidiaries of the Company and non-affiliated investment issuers of approximately the same amounts. Total distributions for the three months ended March 31, 1998 on the Preferred Securities and general partner interest were $4,289,000 and $706,000, respectively. Total earnings from the Debentures and other Partnership investments were $5,027,000 for the three months ended March 31, 1998.

Neither the Trust nor the Partnership use derivative financial instruments.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27.1   Financial Data Schedule

         (b) Reports on Form 8-K

             None.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust and the Partnership have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized as of May 11, 1998.


UDS Capital I


By:  /s/ H. PETE SMITH
Name:    H. Pete Smith

Title:   Regular Trustee
May 11, 1998


UDS Funding I, L.P.

By: Ultramar Diamond Shamrock Corporation, as General Partner


By:  /s/ H. PETE SMITH
Name:    H. Pete Smith
Title:   Executive Vice President and Chief Financial Officer
May 11, 1998