Form 10-Q
period 1998-06-30
UDS CAPITAL I
filed 1998-08-10
CIK 1040581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarter ended June 30, 1998


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XXX No ____

                      UDS CAPITAL I AND UDS FUNDING I, L.P.
                                    FORM 10-Q
                                  JUNE 30, 1998


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                           Page

  Item 1.  Financial Statements (Unaudited)

                                  UDS CAPITAL I

    Balance Sheets as of June 30, 1998 and December 31, 1997.............   2

    Statements of Income for the Three Months and Six Months
    Ended June 30, 1998 and Period from June 5, 1997 (Inception)
    to June 30, 1997................ 3

    Statements of Cash Flows for the Six Months Ended June 30,
    1998 and Period from June 5, 1997 (Inception) to June 30, 1997.......   4

    Notes to Financial Statements........................................   5

                              UDS FUNDING I, L.P.

    Balance Sheets as of June 30, 1998 and December 31, 1997.............   7

    Statements of Income for the Three Months and Six Months
    Ended June 30, 1998 and Period from June 5, 1997 (Inception)
    to June 30, 1997....................................................   8

    Statements of Cash Flows for the Six Months Ended June 30,
    1998 and Period from June 5, 1997 (Inception) to June 30, 1997......   9

    Notes to Financial Statements.......................................  10

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................  12

PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..............................  13


SIGNATURES..............................................................  14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  UDS CAPITAL I
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                       June 30,
                                                                                        1998               December 31,
                                                                                      (Unaudited)              1997

                                     Assets
Investment in UDS Funding I, L.P. Preferred Securities                                   $ 206,186           $ 206,186
                                                                                         ---------           ---------
    Total assets                                                                         $ 206,186           $ 206,186
                                                                                         =========           =========


                              Stockholders' Equity

8.32 % Trust Originated  Preferred  Securities,  $25.00  liquidation  amount per security:
     8,000,000 securities authorized, issued and outstanding                             $ 200,000           $ 200,000

8.32% Trust Common Securities, $25.00 liquidation amount per security:
     247,440 securities authorized, issued and outstanding                                   6,186               6,186
                                                                                        ----------          ----------
     Total stockholders' equity                                                          $ 206,186           $ 206,186
                                                                                         =========           =========

                See accompanying notes to financial statements.

                                                   UDS CAPITAL I
                                               STATEMENTS OF INCOME
                                             (Unaudited, in thousands)


                                                                                                      Period from
                                                                   Three Months      Six Months       June 5, 1997
                                                                      Ended             Ended        (Inception) to
                                                                  June 30, 1998     June 30, 1998    June 30, 1997
                                                                  -------------     -------------    -------------
    Income on UDS Funding I, L.P. Preferred Securities               $ 4,288           $ 8,577            $ 238
                                                                     =======           =======            =====

                See accompanying notes to financial statements.

                                  UDS CAPITAL I
                            STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                                        Period from
                                                                                      Six Months        June 5, 1997
                                                                                         Ended         (Inception) to
                                                                                     June 30, 1998     June 30, 1997
Cash Flows Provided By Operating Activities -

Net income on UDS Funding I, L.P. Preferred Securities                                  $  8,577      $        238
                                                                                        --------      ------------

Cash Flows Used In Investing Activities -

Purchase of UDS Funding I, L.P. Preferred Securities                                           -          (206,186)
                                                                                        --------      ------------

Cash Flows From Financing Activities:

Issuance of 8.32% Trust Originated Preferred Securities in a
    public offering                                                                            -           200,000
Issuance of 8.32% Trust Common Securities to
    Ultramar Diamond Shamrock Corporation                                                      -             6,186
Distributions on 8.32% Trust Originated Preferred Securities                              (8,320)             (231)
Distributions on 8.32% Trust Common Securities                                              (257)               (7)
                                                                                        --------      ------------

    Net cash (used in) provided by financing activities                                   (8,577)          205,948
                                                                                        --------      ------------

Net Change in Cash                                                                             -                 -
Cash at Beginning of Period                                                                    -                 -
                                                                                        --------      ------------

Cash at End of Period                                                                   $      -      $          -
                                                                                        ========      ============

                See accompanying notes to financial statements.

                                  UDS CAPITAL I
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


NOTE 1: Basis of Presentation

The accompanying unaudited financial statements have been prepared by UDS Capital I (the Trust) in accordance with generally accepted accounting principles for interim financial reporting and with Securities and Exchange
Commission rules and regulations for Form 10-Q. In the opinion of the Trust's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust's annual report on Form 10-K for the period from June 5, 1997 (Inception) to December 31, 1997.

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

NOTE 3: Investment in UDS Funding I, L.P. Preferred Securities

On June 25, 1997, the Trust purchased 8,247,440 of 8.32% Preferred Securities, with a $25.00 liquidation preference per security, from the Partnership, a Delaware partnership. The general partnership interest in the Partnership is owned by the Company. The Preferred Securities are redeemable on or after June 30, 2002 at the option of the Partnership, in whole or in part, at a redemption price equal to $25.00 per security. Upon any redemption of the Preferred Securities, the Trust Originated Preferred Securities (TOPrS) will be redeemed.

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

                                  UDS CAPITAL I
                    NOTES TO FINANCIAL STATEMENTS -continued
                                  June 30, 1998
                                   (Unaudited)


NOTE 4: Stockholders' Equity

Trust Originated Preferred Securities (TOPrS)

On June 25, 1997, the Trust issued 8,000,000 of 8.32% TOPrS, with a $25.00 liquidation amount per security, in an underwritten public offering. The total proceeds from the public offering were $200,000,000 and the Company paid all fees and expenses related to the offering. Holders of the TOPrS have limited voting rights and are not entitled to vote to appoint, remove or replace, or to increase or decrease the number of trustees, which voting rights are vested exclusively in the holder of the Common Securities. Under certain circumstances, the TOPrS have preferential rights to payments relative to the Common Securities.

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

Trust Common Securities

On June 25, 1997, the Trust issued 247,440 of 8.32% Common Securities, with a $25.00 liquidation amount per security, to the Company for $6,186,000. The Common Securities are redeemable on or after June 30, 2002 at the option of the Trust, in whole or in part, at a redemption price equal to $25.00 per security. Distributions on the Common Securities are cumulative and payable quarterly on March 31, June 30, September 30, and December 31 of each year, in arrears, at the annual rate of 8.32% of the liquidation amount, if and when the Trust has funds available for distribution, subject to the Preferred Securities preferential rights.

                               UDS FUNDING I, L.P.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                  June 30,       December 31,
                                                                                    1998             1997
                                                                                    ----             ----
                                                                                (Unaudited)
                                   Assets

Cash and cash equivalents                                                       $        49       $        56
                                                                                -----------       -----------

Investments:
  Bank certificate of deposit                                                            99                99
  Investment in U.S. government securities, at amortized cost                         2,382             2,329
  Subordinated debentures of Ultramar Diamond Shamrock Corporation, at cost         206,186           206,186
  Subordinated debentures of Ultramar Inc. and Diamond Shamrock Refining
   Company, L.P., both wholly-owned subsidiaries of Ultramar Diamond
   Shamrock Corporation, at cost                                                     33,960            33,960
                                                                                -----------       -----------

     Total investments                                                              242,627           242,574

Accrued interest receivable                                                              29                 -
                                                                                -----------       -----------

       Total assets                                                             $   242,705       $   242,630
                                                                                ===========       ==========

                             Partners' Capital

Limited partnership interest held by UDS Capital I, a Delaware business trust,
  8,247,440 Preferred Securities with $25.00 per security liquidation           $   206,186       $   206,186
preference

General partnership interest held by Ultramar Diamond Shamrock Corporation           36,519            36,444
                                                                                -----------       ----------

       Total partners' capital                                                  $   242,705       $   242,630
                                                                                ===========       ===========


                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                              STATEMENTS OF INCOME
                            (Unaudited, in thousands)

                                                                                                                  Period from
                                                                             Three Months       Six Months       June 5, 1997
                                                                                 Ended            Ended         (Inception) to
                                                                             June 30, 1998    June 30, 1998      June 30, 1997
                                                                             -------------    -------------      -------------

    Interest income:
    Subordinated debenture of Ultramar Diamond Shamrock Corporation              $4,288        $ 8,577             $ 238

    Subordinated debentures of Ultramar Inc. and Diamond Shamrock
      Refining Company, L.P., both wholly-owned subsidiaries of Ultramar
      Diamond Shamrock Corporation                                                  707          1,413                39

    U.S. government securities, certificate of deposit and cash equivalents          45             77                 -
                                                                                -------        -------             -----

         Net income                                                             $5,040         $10,067             $ 277
                                                                                =======        =======             =====

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                            STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                                         Period from
                                                                                      Six Months        June 5, 1997
                                                                                         Ended         (Inception) to
                                                                                     June 30, 1998      June 30, 1997
Cash Flows From Operating Activities:
  Net income                                                                            $ 10,067       $         277
  Amortization of U.S. government securities                                                   1                   -
  Increase in accrued interest receivable                                                    (29)                  -
                                                                                        --------       -------------
       Net cash provided by operating activities                                          10,039                 277
                                                                                        --------       -------------

Cash Flows From Investing Activities:
  Purchases of affiliated subordinated debentures                                              -            (240,146)
  Purchases of U.S. government securities                                                 (2,382)             (2,426)
  Maturities of U.S. government securities                                                 2,326                   -
                                                                                        --------       -------------
    Net cash used in investing activities                                                    (56)           (242,572)
                                                                                        --------       -------------

Cash Flows From Financing Activities:
  Proceeds from Preferred Securities                                                           -             206,186
  Contributions for issuance of general partnership interest                                   -              36,386
  Distributions to limited partner                                                        (8,577)               (238)
  Distributions to general partner                                                        (1,413)                (39)
                                                                                        --------       -------------
    Net cash (used in) provided by financing activities                                   (9,990)            242,295
                                                                                        --------       -------------

Net Decrease in Cash                                                                          (7)                  -
Cash at Beginning of Period                                                                   56                   -
                                                                                        --------       -------------

Cash at End of Period                                                                   $     49     $             -
                                                                                        ========       =============

                 See accompanying notes to financial statements.


                               UDS FUNDING I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

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

NOTE 2: Summary of Significant Accounting Policies

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 1998, cash equivalents consisted of $26,000 of money market funds, whose cost approximates fair value.

Investments: Investments in subordinated debentures of Ultramar Diamond Shamrock Corporation (the Company) and Ultramar Inc. and Diamond Shamrock Refining Company, L.P. (the Subsidiaries), and in U.S. government securities are classified as held-to-maturity and are recorded at amortized cost. The carrying value of the subordinated debentures approximates their fair value as of June 30, 1998.

As of June 30, 1998, the market value of U.S. government securities was $2,376,000 with maturity dates between July 1999 and June 2001. As of December 31, 1997, the market value of U.S. government securities was $2,325,000 with maturity dates in March 1998 and June 1998.

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

                               UDS FUNDING I, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                                  June 30, 1998
                                   (Unaudited)

NOTE 4: Partners' Capital

On June 25, 1997, the Partnership sold 8,247,440 of 8.32% Preferred Securities, with a $25.00 liquidation preference per security, to the Trust for total proceeds of $206,186,000. The Preferred Securities are redeemable on or after June 30, 2002 at the option of the Partnership, in whole or in part, at a redemption price equal to $25.00 per security. Distributions on the Preferred Securities are cumulative and are payable quarterly on March 31, June 30, September 30 and December 31 of each year, if and when declared by the General Partner.

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

The Partnership is a limited partnership formed on June 5, 1997 under the Delaware Revised Uniform Limited Partnership Act, as amended. Ultramar Diamond Shamrock Corporation (the Company) is the general partner of the Partnership and the Trust holds 100% of the limited partnership interest of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (a) issuing its partnership interests, consisting of the general partner interest and the Preferred Securities, (b) investing the proceeds thereof in certain subordinated debentures of the Company and Ultramar Inc. and Diamond Shamrock Refining Company, L.P. (the Subsidiaries), wholly-owned subsidiaries of the Company and in certain non-affiliated debt securities, and
(c) engaging in only those activities necessary or incidental thereto.

The Trust's and the Partnership's activities are limited to issuing securities and investing the proceeds as described above. Since the Trust was organized on June 5, 1997, its activities, as specified in its declaration of trust, have been limited to the issuance of the TOPrS and Common Securities for total proceeds of $200,000,000 and $6,186,000, respectively, and investing the proceeds therefrom into Preferred Securities of the Partnership. Each quarter ended, the Trust made distribution payments on the TOPrS and Common Securities in accordance with their terms, and received funds from the Partnership of equivalent amounts. Total distributions for the six months ended June 30, 1998 on the TOPrS and Common Securities were $8,320,000 and $257,000, respectively. Total earnings from the Preferred Securities were $8,577,000 for the six months ended June 30, 1998.

Since  the  Partnership  was  organized  on June 5,  1997,  its  activities,  as specified in its Limited Partnership Agreement, have been limited to the issuance of the Preferred Securities and the general partner interest for total proceeds of $206,186,000 and $36,386,000, respectively, and investing the proceeds therefrom into the subordinated debentures of the Company and wholly-owned subsidiaries of the Company totaling $240,146,000. In addition, the Partnership has invested approximately $2,500,000 in non-affiliated debt securities and other investments. Each quarter ended, the Partnership made distribution payments on the Preferred Securities and general partner interest in accordance with their terms, and received funds from the Company, wholly-owned subsidiaries of the Company and non-affiliated investment issuers of approximately the same amounts. Total distributions for the six months ended June 30, 1998 on the Preferred Securities and general partner interest were $8,577,000 and $1,413,000, respectively. Total earnings from the Debentures and other Partnership investments were $10,067,000 for the six months ended June 30, 1998.

Neither the Trust nor the Partnership use derivative financial instruments.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               27.1   Financial Data Schedule

         (b) Reports on Form 8-K

               None.

                                   SIGNATURES


Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust and the Partnership have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized as of August 5, 1998.


UDS Capital I


By:  /s/ H. PETE SMITH
Name:    H. Pete Smith
Title:   Regular Trustee
August 10, 1998


UDS Funding I, L.P.

By: Ultramar Diamond Shamrock Corporation, as General Partner


By: /s/ H. PETE SMITH
Name:   H. Pete Smith
Title:   Executive Vice President and Chief Financial Officer
August 10, 1998