Form 10-Q
period 1998-09-30
UDS CAPITAL I
filed 1998-11-04
CIK 1040581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended September 30, 1998


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
                        Telephone number: (210) 592-2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes XXXX   No
                                       ----     ----

                      UDS CAPITAL I AND UDS FUNDING I, L.P.
                                    FORM 10-Q
                               SEPTEMBER 30, 1998

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             Page

  Item 1.   Financial Statements (Unaudited)

                                  UDS CAPITAL I

    Balance Sheets as of September 30, 1998 and December 31, 1997......       2

    Statements of Income for the Three Months Ended
      September 30, 1998 and 1997, Nine Months Ended
      September 30, 1998, and Period from June 5, 1997
     (Inception) to September 30, 1997.................................       3

    Statements of Cash Flows for the Nine Months Ended
      September 30, 1998 and Period From June 5, 1997
      (Inception) to September 30, 1997................................       4

    Notes to Financial Statements......................................       5

                               UDS FUNDING I, L.P.

    Balance Sheets as of September 30, 1998 and December 31, 1997......       7

    Statements of Income for the Three Months Ended
      September 30, 1998 and 1997, Nine Months Ended
      September 30, 1998, and Period from June 5, 1997
      (Inception) to September 30, 1997................................       8

    Statements of Cash Flows for the Nine Months Ended
      September 30, 1998 and Period From June 5, 1997
      (Inception) to September 30, 1997................................       9

    Notes to Financial Statements......................................      10

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................      12

PART II - OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K............................     13

SIGNATURES..............................................................     14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  UDS CAPITAL I
                                 BALANCE SHEETS
                                 (in thousands)

                                                                                     September 30,      December 31,
                                                                                         1998              1997
                                                                                         ----              ----
                                                                                      (Unaudited)

                                     Assets
Investment in UDS Funding I, L.P. Preferred Securities                                   $206,186           $206,186
                                                                                         --------           --------
    Total assets                                                                         $206,186           $206,186
                                                                                         ========           ========


                              Stockholders' Equity

8.32 % Trust Originated Preferred Securities, $25.00 liquidation amount per security:
     8,000,000 securities authorized, issued and outstanding                             $200,000           $200,000

8.32% Trust Common Securities, $25.00 liquidation amount per security:
     247,440 securities authorized, issued and outstanding                                  6,186              6,186
                                                                                         --------           --------

     Total stockholders' equity                                                          $206,186           $206,186
                                                                                         ========           ========

                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                              STATEMENTS OF INCOME
                            (Unaudited, in thousands)

                                                                                                Period From
                                          Three Months Ended             Nine Months           June 5, 1997
                                            September 30,                   Ended             (Inception) to
                                         1998            1997       September 30, 1998     September 30, 1997
                                         ----            ----       ------------------     ------------------
Income on UDS Funding I, L.P.
  Preferred Securities                  $4,289          $4,289            $12,866                $4,527
                                         =====           =====             ======                 =====

                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                            STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)




                                                                                                   Period from
                                                                        Nine Months               June 5, 1997
                                                                           Ended                 (Inception) to
                                                                     September 30, 1998        September 30, 1997
                                                                     ------------------        ------------------
Cash Flows Provided By Operating Activities -

Net income on UDS Funding I, L.P. Preferred Securities                     $ 12,866                  $  4,527
                                                                           --------                  --------
Cash Flows Used In Investing Activities -

Purchase of UDS Funding I, L.P. Preferred Securities                              -                  $206,186)
                                                                           --------                  --------
Cash Flows From Financing Activities:

Issuance of 8.32% Trust Originated Preferred Securities in a
    public offering                                                               -                   200,000
Issuance of 8.32% Trust Common Securities to
    Ultramar Diamond Shamrock Corporation                                         -                     6,186
Distributions on 8.32% Trust Originated Preferred Securities                (12,480)                   (4,391)
Distributions on 8.32% Trust Common Securities                                 (386)                     (136)
                                                                           --------                  --------

    Net cash (used in) provided by financing activities                     (12,866)                  201,659
                                                                           --------                  --------

Net Change in Cash                                                                -                         -
Cash at Beginning of Period                                                       -                         -
                                                                           --------                  --------

Cash at End of Period                                                      $      -                  $      -
                                                                           ========                  ========

                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


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

                                  UDS CAPITAL I
                    NOTES TO FINANCIAL STATEMENTS -continued
                               September 30, 1998
                                   (Unaudited)


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

                               UDS FUNDING I, L.P.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                             September 30,     December 31,
                                                                                  1998             1997
                                                                                  ----             ----
                                                                             (Unaudited)
                                   Assets
Cash and cash equivalents                                                       $     84          $     56
                                                                                --------          --------
Investments:
  Bank certificate of deposit                                                        100                99
  Investment in U.S. government securities, at amortized cost                      2,383             2,329
  Subordinated debentures of Ultramar Diamond Shamrock Corporation, at cost      206,186           206,186
  Subordinated debentures of Ultramar Inc. and Diamond Shamrock Refining
   Company, L.P., both wholly-owned subsidiaries of Ultramar Diamond
   Shamrock Corporation, at cost                                                  33,960            33,960
                                                                                --------          --------

     Total investments                                                           242,629           242,574

Accrued interest receivable                                                           23                -
                                                                                --------          --------

       Total assets                                                             $242,736          $242,630
                                                                                ========          ========

                             Partners' Capital

Limited partnership interest held by UDS Capital I, a Delaware business trust,
  8,247,440 Preferred Securities with $25.00 per security liquidation           $206,186          $206,186
  preference

General partnership interest held by Ultramar Diamond Shamrock Corporation        36,550            36,444
                                                                                --------          --------

       Total partners' capital                                                  $242,736          $242,630
                                                                                ========          ========


                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                              STATEMENTS OF INCOME
                            (Unaudited, in thousands)



                                                                                                       Period From
                                                   Three Months Ended           Nine Months           June 5, 1997
                                                     September 30,                 Ended             (Inception) to
                                                   1998          1997      September 30, 1998     September 30, 1997
                                                   ----          ----      ------------------     ------------------

Interest income:

Subordinated debenture of
  Ultramar Diamond Shamrock Corporation           $4,289        $4,289           $12,866              $4,527

Subordinated debentures of Ultramar Inc.
  and Diamond Shamrock Refining
  Company, L.P., both wholly-owned
  subsidiaries of Ultramar Diamond
  Shamrock Corporation                               706           706             2,119                 745

U.S. government securities, certificate
  of deposit and cash equivalents                     35            32               112                  32
                                                  ------        ------           -------              ------

    Net income                                    $5,030        $5,027           $15,097              $5,304
                                                  ======        ======           =======              ======

                 See accompanying notes to Financial statements.

                               UDS FUNDING I, L.P.
                            STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)



                                                                                                   Period from
                                                                        Nine Months               June 5, 1997
                                                                           Ended                 (Inception) to
                                                                     September 30, 1998        September 30, 1997
                                                                     ------------------        ------------------
Cash Flows From Operating Activities:
  Net income                                                               $ 15,097                 $   5,304
  Amortization of U.S. government securities                                      2                         -
  Increase in accrued interest receivable                                       (23)                      (19)
                                                                           --------                 ---------
       Net cash provided by operating activities                             15,076                     5,285
                                                                           --------                 ---------

Cash Flows From Investing Activities:
  Purchases of affiliated subordinated debentures                                 -                  (240,146)
  Purchase of bank certificate of deposit                                      (100)                        -
  Purchases of U.S. government securities                                    (2,382)                   (3,032)
  Maturity of bank certificate of deposit                                        99                         -
  Maturities of U.S. government securities                                    2,326                       593
                                                                           --------                 ---------
    Net cash used in investing activities                                       (57)                 (242,585)
                                                                           --------                 ---------

Cash Flows From Financing Activities:
  Proceeds from Preferred Securities                                              -                   206,186
  Contributions for issuance of general partnership interest                      -                    36,386
  Distributions to limited partner                                          (12,866)                   (4,527)
  Distributions to general partner                                           (2,125)                     (745)
                                                                           --------                 ---------
    Net cash (used in) provided by financing activities                     (14,991)                  237,300
                                                                           --------                 --------

Net Increase in Cash                                                             28                         -
Cash at Beginning of Period                                                      56                         -
                                                                           --------                 ---------

Cash at End of Period                                                      $     84                 $       -
                                                                           ========                 =========

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

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

NOTE 2: Summary of Significant Accounting Policies

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 1998, cash equivalents consisted of $67,000 of money market funds, whose cost approximates fair value.

Investments: Investments in subordinated debentures of Ultramar Diamond Shamrock Corporation (the Company) and Ultramar Inc. and Diamond Shamrock Refining Company, L.P. (the Subsidiaries), and in U.S. government securities are classified as held-to-maturity and are recorded at amortized cost. The carrying value of the subordinated debentures approximates their fair value as of September 30, 1998.

As of September 30, 1998, the market value of U.S. government securities was $2,398,000 with maturity dates between July 1999 and June 2001. As of December 31, 1997, the market value of U.S. government securities was $2,325,000 with maturity dates in March 1998 and June 1998.

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

                               UDS FUNDING I, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                               September 30, 1998
                                   (Unaudited)

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

The Trust's and the Partnership's activities are limited to issuing securities and investing the proceeds as described above. Since the Trust was organized on June 5, 1997, its activities, as specified in its declaration of trust, have been limited to the issuance of the TOPrS and Common Securities for total proceeds of $200,000,000 and $6,186,000, respectively, and investing the proceeds therefrom into Preferred Securities of the Partnership. Each quarter ended, the Trust made distribution payments on the TOPrS and Common Securities in accordance with their terms, and received funds from the Partnership of equivalent amounts. Total distributions for the nine months ended September 30, 1998 on the TOPrS and Common Securities were $12,480,000 and $386,000, respectively. Total distributions for the period from June 5, 1997 (Inception) to September 30, 1997 on the TOPrS and Common Securities were $4,391,000 and $136,000, respectively. Total earnings from the Preferred Securities were $12,866,000 for the nine months ended September 30, 1998 and $4,527,000 for the period from June 5, 1997 (Inception) to September 30, 1997.

Since  the  Partnership  was  organized  on June 5,  1997,  its  activities,  as specified in its Limited Partnership Agreement, have been limited to the issuance of the Preferred Securities and the general partner interest for total proceeds of $206,186,000 and $36,386,000, respectively, and investing the proceeds therefrom into the subordinated debentures of the Company and wholly-owned subsidiaries of the Company totaling $240,146,000. In addition, the Partnership has invested approximately $2,500,000 in non-affiliated debt securities and other investments. Each quarter ended, the Partnership made distribution payments on the Preferred Securities and general partner interest in accordance with their terms, and received funds from the Company, wholly-owned subsidiaries of the Company and non-affiliated investment issuers of approximately the same amounts. Total distributions for the nine months ended September 30, 1998 on the Preferred Securities and general partner interest were $12,866,000 and $2,125,000, respectively. Total distributions for the period from June 5, 1997 (Inception) to September 30, 1997 on the Preferred Securities and general partner interest were $4,527,000 and $745,000, respectively. Total earnings from the Debentures and other Partnership investments were $ 15,097,000 for the nine months ended September 30, 1998 and $5,304,000 for the period from June 5, 1997 (Inception) to September 30, 1997.

Neither the Trust nor the Partnership use derivative financial instruments.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               27.1   Financial Data Schedule

         (b) Reports on Form 8-K

               None.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust and the Partnership have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized as of November 4, 1998.


UDS Capital I


By: /s/ H. PETE SMITH
Name:   H. Pete Smith
Title:  Regular Trustee
        November 4, 1998

UDS Funding I, L.P.

By:  Ultramar Diamond Shamrock Corporation,
       as General Partner


By:  /s/ H. PETE SMITH
Name:    H. Pete Smith
Title:   Executive Vice President and
          Chief Financial Officer
         November 4, 1998