Form 10-K
period 1998-12-31
UDS CAPITAL I
filed 1999-02-05
CIK 1040581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934: For the year ended December 31, 1998

                        Commission File Number 333-28737

                                  UDS CAPITAL I
                 Formed under the laws of the State of Delaware
                  I.R.S. Employer Identification No. 74-6454974
                            6000 North Loop 1604 West
                          San Antonio, Texas 78249-1112
                        Telephone number: (210) 592-2000

Securities registered pursuant to Section 12(b) of the Act: 8.32% Trust Originated Preferred Securities (TOPrS) (and the related guarantee) registered on the New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act: None

                               UDS FUNDING I, L.P.
                 Formed under the laws of the State of Delaware
                  I.R.S. Employer Identification No. 74-2835441
                            6000 North Loop 1604 West
                          San Antonio, Texas 78249-1112
                        Telephone number: (210) 592-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XXX No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ( XXX )

No voting stock was held by non affiliates of UDS Capital I as of February 5, 1999.

As of February 5, 1999, there are 247,440 shares of 8.32% Trust Common Securities, $25.00 liquidation amount per security of UDS Capital I outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of UDS Capital I's Prospectus, dated June 20, 1997, filed pursuant to Rule 424(b) in connection with the Registration Statement on Form S-3 (No. 333-28737) filed by UDS Capital I and Ultramar Diamond Shamrock Corporation are incorporated by reference into Part I.

                                TABLE OF CONTENTS

Item                                                                     Page
                                     PART I

 1.  Business........................................................      2

 2.  Properties......................................................      3

 3.  Legal Proceedings...............................................      3

 4.  Submission of Matters to a Vote of Security Stockholders........      3

                                     PART II

 5.  Market for Registrant's Common Equity and Related Stockholder
       Matters.......................................................      4

 6.  Selected Financial Data.........................................      4

 7.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations.....................................      5

7A.   Quantitative and Qualitative Disclosures About Market Risk.....      6

 8.  Financial Statements and Supplementary Data.....................      7

 9.  Changes in and disagreements with Accountants on Accounting
       and Financial Disclosure......................................     21

                                    PART III

10.  Directors and Executive Officers of the Registrant..............     21

11.  Executive Compensation..........................................     21

12.  Security Ownership of Certain Beneficial Owners and Management..     21

13.  Certain Relationships and Related Transactions..................     21

                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on
       Form 8-K......................................................     22

Signatures...........................................................     24

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to the Trust's, the Partnership's and the Company's expectations or beliefs as to future events. These type of statements are "forward-looking" and are subject to uncertainties. See "Forward-Looking Statements" on page 6.

                                     PART I
Item 1.  Business

                                  UDS Capital I

UDS Capital I (the Trust) is a statutory business trust formed on June 5, 1997. On June 25, 1997, the Trust issued 8,000,000 shares of 8.32% Trust Originated Preferred Securities (TOPrS), with a $25.00 liquidation amount per security, in an underwritten public offering. Also on June 25, 1997, Ultramar Diamond Shamrock Corporation (the Company) purchased 247,440 shares of 8.32% Trust Common Securities (the Common Securities and together with the TOPrS, the Trust Securities), which have a $25.00 liquidation amount per security and represent 3% of the total equity of the Trust.

The Trust used the proceeds from the issuance of the Trust Securities to purchase the Preferred Securities of UDS Funding I, L.P. (the Partnership). Accordingly, the assets of the Trust consist solely of the Preferred Securities. The Trust exists for the exclusive purposes of:

  - issuing the Trust Securities representing ownership interests in the assets of the Trust,

  - investing  in the  Preferred  Securities,  and

  - engaging in only those other activities necessary or incidental thereto.

There are four Trustees of the Trust:

  - two Trustees  are  individuals  who are  officers of the Company,

  - the Property  Trustee is The Bank of New York, and

  - the Delaware Trustee is The Bank of New York (Delaware).

The Property Trustee holds title to the Preferred Securities for the benefit of the holders of the Trust Securities.

Holders of the TOPrS are entitled to receive cumulative cash distributions accumulating from the date of issuance and payable quarterly in arrears on each March 31, June 30, September 30, and December 31, at an annual rate of 8.32% of the liquidation amount of $25.00 per TOPrS (equivalent to $2.08 per TOPrS per annum) if, as and when the Trust has the funds available for payment. The ability of the Trust to pay distributions on the TOPrS is entirely dependent on its receipt of corresponding distributions from the Preferred Securities.

The Company has irrevocably guaranteed, on a subordinated basis, the payment of all distributions and other payments on the TOPrS to the extent funds are legally available.

                               UDS Funding I, L.P.

The Partnership is a limited partnership formed on June 5, 1997. On June 25, 1997, the Partnership issued 8,247,440 securities of 8.32% Preferred Securities, with a $25.00 liquidation preference per security, to the Trust, the Partnership's limited partner. Also on June 25, 1997, the Company made a capital contribution to the Partnership for its general partner interest. The Company is the sole General Partner of the Partnership.

The Partnership is managed by the General Partner and exists for the exclusive purposes of:

  - issuing its partnership interests,

  - investing in certain eligible securities of the Company and eligible debt securities of non-affiliated entities, and

  - engaging in only those other activities necessary or incidental thereto.

To the extent that aggregate payments to the Partnership on its investments exceed distributions accumulated or payable with respect to the Preferred Securities, the Partnership may at times have excess funds which shall be allocated to and may, in the General Partner's sole discretion, be distributed to the General Partner.

So long as the Preferred Securities remain outstanding, the General Partner agrees to:

  - remain the sole general partner of the Partnership and to maintain directly 100% ownership of the General Partner's interest in the Partner-ship, which interest will at all times represent at least 1% of the total capital of the Partnership,

  - cause the Partnership to remain a limited partnership and not to voluntarily dissolve, liquidate, wind-up or be terminated, except as permitted by the Limited Partnership Agreement, and

  - use its efforts to ensure that the Partnership will not be:

     - an investment company for purposes of the 1940 Act or
     - an association o a publicly traded partnership taxable as a corporation for United States Federal income tax purposes.

The Partnership used the proceeds from the Preferred Securities and capital contribution to purchase subordinated debentures of the Company and two wholly-owned subsidiaries of the Company (the Debentures). In addition, the Partnership purchased certain eligible debt securities representing 1% of the total assets of the Partnership in fixed maturity securities of the United States government or its agencies (Eligible Debt Securities). The Debentures have a term of 20 years and bear interest at 8.32% per annum. The Debentures are redeemable on or after June 30, 2002 at the option of the Company and its subsidiaries, in whole or in part. The interest payment dates on the Debentures correspond to the distribution payment dates on the Preferred Securities.

Holders of the Preferred Securities are entitled to receive cumulative cash distributions accumulating from the date of issuance and payable quarterly in arrears on each March 31, June 30, September 30, and December 31, at an annual rate of 8.32% of the liquidation amount of $25.00 per security (equivalent to $2.08 per security per annum) if, as and when declared by the General Partner in its sole discretion when funds are legally available for payment. The ability of the Partnership to pay distributions on the Preferred Securities is dependent on its receipt of payments from the Debentures and Eligible Debt Securities.

The Preferred Securities are redeemable for cash, at the option of the Partnership, in whole or in part, from time to time, after June 30, 2002 at an amount per preferred security equal to $25.00 plus accumulated and unpaid distributions. Upon the redemption of the Preferred Securities, the TOPrS will be redeemed, in whole or in part.

The Company has irrevocably guaranteed, on a subordinated basis, the payment of distributions due on the Preferred Securities, and the payments upon liquidation of the Partnership or the redemption of the Preferred Securities to the extent funds are legally available.

The location of the principal executive offices of the Company, the Trust, and the Partnership is c/o Ultramar Diamond Shamrock Corporation, 6000 North Loop
1604 West, San Antonio, Texas 78249-1112 and the telephone number is (210) 592-2000.

Item 2.  Properties

None.

Item 3.  Legal Proceedings

Neither the Trust nor the Partnership know of any material legal proceedings involving the Trust or the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of holders of any securities of the Trust or the Partnership during the year ended December 31, 1998.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

There is no established public market for the Common Securities of the Trust or the general partnership interest in the Partnership.

Since June 25, 1997, the 8.32% TOPrS of the Trust have been listed on the New York Stock Exchange under the symbol "UDS-PA". The table below shows the high and low sales prices on the New York Stock Exchange for the 8.32% TOPrS and the quarterly cash dividends paid:

                                   Sales Price
                                   -----------                 Cash
    Year 1998               High               Low            Dividends
   -----------             ------            ------           ---------
   4th quarter             $26.06            $24.94            $0.52
   3rd quarter              25.96             24.69             0.52
   2nd quarter              26.13             25.38             0.52
   1st quarter              26.38             25.25             0.52

    Year 1997
   -----------
   4th quarter              26.25             25.44             0.52
   3rd quarter              26.13             25.25             0.52
   2nd quarter              25.00             25.00             0.03


Holders

All of the Common Securities of the Trust and all of the general partnership interest in the Partnership are owned by the Company.

As of February 5, 1999, there were 8,000,000 TOPrS outstanding which were held by at least 100 beneficial owners.

Dividends

The Company, as holder of the Common Securities of the Trust, is entitled to receive cumulative cash distributions accumulating from June 25, 1997 and payable quarterly in arrears on each March 31, June 30, September 30, and December 31, at an annual rate of $514,675. Distributions not paid on scheduled payment dates will accumulate and compound quarterly at a rate per annum equal to 8.32%. The Limited Partnership Agreement does not require any periodic distributions to be made to the General Partner; however, to the extent that aggregate payments to the Partnership on the Debentures and Eligible Debt Securities exceed distributions accumulated or payable with respect to the Preferred Securities, the Partnership may at times have excess funds which shall be allocated to and may, in the General Partner's sole discretion, be distributed to the General Partner.

The Trust expects to continue to pay quarterly distributions on the TOPrS at a rate of $0.52 per TOPrS to the extent the Trust has funds available for the payment of such distributions.

Item 6.  Selected Financial Data

The activities of the Trust and the Partnership are limited to issuing securities and investing the proceeds as described in Item 1 - Business above. Accordingly, the financial statements included in response to Item 8 Financial Statements and Supplementary Data are incorporated by reference in response to this Item. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Trust is a statutory business trust which exists for the exclusive purposes of:

  - issuing the 8.32% TOPrS and the Common Securities of the Trust,

  - investing in the 8.32% Preferred Securities issued by the Partnership, and

  - engaging in only those other activities necessary or incidental thereto.

The Partnership is a limited partnership which exists for the exclusive purposes of:

  - issuing its partnership interests,

  - investing in certain eligible securities of the Company and wholly-owned subsidiaries of the Company and eligible debt securities of non-affiliated entities, and

  - engaging in only those activities necessary or incidental thereto.

The Company is the General Partner and the Trust is the Limited Partner of the Partnership. The Partnership is managed by the General Partner.

On June 25, 1997, the Trust issued the TOPrS and Common Securities for total proceeds of $200,000,000 and $6,186,000, respectively, and invested those proceeds into Preferred Securities of the Partnership. The Trust made quarterly distribution payments on the TOPrS and Common Securities and received funds from the Partnership of equivalent amounts as summarized below:

                                                               Period from
                                                               June 5, 1997
                                           Year Ended         (Inception) to
                                        December 31, 1998    December 31, 1997
                                        -----------------    -----------------

  Net income from Preferred Securities     $17,155                $8,816
                                           =======                ======

  Distributions to:
    8.32% TOPrS                            $16,640                $8,552
    8.32% Trust Common Securities              515                   264
                                          --------                ------
                                           $17,155                $8,816
                                          ========                ======

On June 25, 1997, the Partnership issued the Preferred Securities and the general partner interest for total proceeds of $206,186,000 and $36,386,000, respectively, and invested those proceeds into the subordinated debentures of the Company and wholly-owned subsidiaries of the Company totaling $240,146,000. In addition, the Partnership invested approximately $2,400,000 in Eligible Debt Securities and other investments. The Partnership made quarterly distribution payments on the Preferred Securities and general partner interest, and received funds from the Company, wholly-owned subsidiaries of the Company and investment issuers of approximately the same amounts. Net income from debentures and other investments and distributions to the General Partner and the Limited Partner is summarized below:

                                                              Period from
                                                              June 5, 1997
                                      Year Ended             (Inception) to
                                     December 31, 1998      December 31, 1997
                                     -----------------      ------------------
  Net income from debentures and
    other investments                    $20,125                $10,326
                                         =======                =======

  Distributions to:
    General partner                      $ 2,831                $ 1,452
    Limited partner                       17,155                  8,816
                                         -------                -------
                                         $19,986                $10,268
                                         =======                =======

The Company provides, at no cost, all computer and administrative support necessary to process the activities of the Trust and the Partnership. The Company is in the process of making the necessary system conversions to handle the year 2000 dated transactions. However, the operations of the Trust and Partnership are not complex and the impact, if any, from year 2000 issues would be immaterial.

The impact of inflation has slowed in recent years and is not expected to have a significant effect on the Trust or the Partnership as their activities are fixed, based on the investments owned and the distribution requirements of the equity ownership interest in the related entities.

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The statement requires a company to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Presently, neither the Trust nor the Partnership have items of other comprehensive income in any period presented and therefore presentation of comprehensive income is not required.

The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 with earlier application encouraged. The statement should not be applied retroactively to financial statements of prior periods. The Trust and the Partnership have not entered into, and are not expected to enter into, any transactions involving derivative instruments or hedging activities. Therefore, management believes there would be no material effect to the Trust's or Partnership's financial position or results of operation as a result of implementation of this statement.

Certain Forward Looking Statements

This Annual Report on Form 10-K and the Form S-3, incorporated herein by reference, contain certain "forward-looking" statements as such term is defined in the U.S. Private Securities Litigation Reform Act of 1995 and information relating to the Trust, the Partnership or the Company and its subsidiaries that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this Annual Report or the Form S-3, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Trust, the Partnership, the Company or its subsidiaries or management, identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations, including as a result of competitive factors and pricing pressures, shifts in market demand and general economic conditions and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Neither the Trust nor the Partnership have entered into any transactions using derivative financial instruments or derivative commodity instruments. The Company's management believes that the Trust's and Partnership's exposure to market risk associated with other investments is not material.

Item 8.  Financial Statements and Supplementary Data

                    Report of Independent Public Accountants

To UDS Capital I:

We have audited the accompanying balance sheets of UDS Capital I, a Delaware business trust (the Trust) as of December 31, 1998 and 1997, and the related statements of income, stockholders' equity and cash flows for the year ended December 31, 1998 and the period from June 5, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of Ultramar Diamond Shamrock Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UDS Capital I as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the period from June 5, 1997 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.



                                                        ARTHUR ANDERSEN LLP
                                                    /s/ ARTHUR ANDERSEN LLP

San Antonio, Texas
January 29, 1999


                                  UDS CAPITAL I
                                 BALANCE SHEETS
                     (in thousands, except securities data)

                                                           December 31,
                                                         1998           1997
                                                         ----           ----
                                     Assets
Investment in UDS Funding I, L.P. Preferred Securities   $206,186     $206,186
                                                         --------     ---------

    Total Assets                                         $206,186     $206,186
                                                         ========     =========

                              Stockholders' Equity

8.32 % Trust Originated Preferred Securities, $25.00
  liquidation amount per security:
    8,000,000 securities authorized, issued and
    outstanding                                          $200,000      $200,000

8.32% Trust Common Securities, $25.00 liquidation
  amount per security:
    247,440 securities authorized, issued and
    outstanding                                             6,186         6,186
                                                         --------     ---------

     Total Stockholders' Equity                          $206,186     $206,186
                                                         ========     =========


                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                              STATEMENTS OF INCOME
                                 (in thousands)

                                                                Period from
                                                                 June 5, 1997
                                          Year Ended           (Inception) to
                                       December 31,1998      December 31, 1997
                                       ----------------      -----------------
Net income on UDS Funding I, L.P.
 Preferred Securities                      $17,155                $8,816
                                           =======                ======


                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                       STATEMENTS OF STOCKHOLDERS' EQUITY
   Year Ended December 31, 1998 and the Period from June 5, 1997 (Inception) to December 31, 1997 (in thousands)




                                                                                                              Total
                                                             Common         Preferred        Retained      Stockholders'
                                                            Securities      Securities       Earnings         Equity
                                                            ----------      ----------       --------      -------------
June 5, 1997 (Inception)
Issuance of 247,440 securities of 8.32% Trust Common
  Securities to Ultramar Diamond Shamrock Corporation        $6,186         $     --         $      --       $  6,186

Issuance of 8,000,000 securities of 8.32% Trust
Originated                                                       --          200,000                --        200,000
 Preferred Securities in a public offering

Net income                                                       --               --             8,816          8,816

Dividends on 8.32% Trust Originated Preferred                    --               --            (8,552)        (8,552)
Securities

Dividends on 8.32% Trust Common Securities                       --               --              (264)          (264)
                                                             ------         --------         ---------       --------

Balance at December 31, 1997                                  6,186          200,000                --        206,186

Net income                                                       --               --            17,155         17,155

Dividends on 8.32% Trust Originated Preferred                    --               --           (16,640)       (16,640)
Securities

Dividends on 8.32% Trust Common Securities                       --               --              (515)          (515)
                                                            -------         --------         ---------       --------

Balance at December 31, 1998                                 $6,186         $200,000         $      --       $206,186
                                                             ======         ========         =========       ========

                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            Period from
                                                                                           June 5, 1997
                                                                       Year Ended           (Inception) to
                                                                    December 31, 1998      December 31, 1997
                                                                    -----------------      -----------------

Cash Flows Provided By Operating Activities -
Net income on UDS Funding I, L.P. Preferred Securities                  $ 17,155            $   8,816
                                                                         -------            ---------

Cash Flows Used In Investing Activities -

Purchase of UDS Funding I, L.P. Preferred Securities                           -            $(206,186)
                                                                         -------            --------

Cash Flows From Financing Activities:

Issuance of 8.32% Trust Originated Preferred Securities in a
 public offering                                                               -              200,000
Issuance of 8.32% Trust Common Securities to
 Ultramar Diamond Shamrock Corporation                                         -                6,186
Distributions on 8.32% Trust Originated Preferred Securities             (16,640)              (8,552)
Distributions on 8.32% Trust Common Securities                              (515)                (264)
                                                                         -------            ---------

    Net cash (used in) provided by financing activities                  (17,155)             197,370
                                                                         -------            ---------

Net Change in Cash                                                             -                   -
Cash at Beginning of Period                                                    -                   -
                                                                         -------            ---------

Cash at End of Period                                                   $      -            $       -
                                                                         =======            =========

                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

NOTE 1: Summary of Significant Accounting Policies

Basis of Presentation: UDS Capital I (the Trust) is a statutory business trust formed on June 5, 1997 for the exclusive purposes of:

  - issuing the Trust Originated Preferred Securities (TOPrS) and the Trust Common Securities (the Common Securities and together with the TOPrS, the Trust Securities) representing undivided beneficial ownership interests in the assets of the Trust,

  - purchasing Partnership Preferred Securities (the Preferred Securities) representing the limited partnership interests of UDS Funding I, L.P. the Partnership) with the proceeds from the sale of the Trust Securities, and

  - engaging in only those other activities necessary or incidental thereto.

The Trust has a perpetual existence, subject to certain termination events.

The Trust and Partnership are wholly-owned subsidiaries of Ultramar Diamond Shamrock Corporation (the Company) and all expenses related to the operations of the Trust and the Partnership are paid for by the Company. Two Trustees, who manage the Trust, are employees of the Company.

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

NOTE 2: Investment in UDS Funding I, L.P. Preferred Securities

On June 25, 1997, the Trust purchased 8,247,440 8.32% Preferred Securities with a $25.00 liquidation preference per security from the Partnership. The Company is the General Partner of the Partnership. The Preferred Securities are redeemable on or after June 30, 2002 at the option of the Partnership, in whole or in part, at a redemption price equal to $25.00 per security. Upon any redemption of the Preferred Securities, the TOPrS will be redeemed.

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

                                  UDS CAPITAL I
                    NOTES TO FINANCIAL STATEMENTS -continued
                           December 31, 1998 and 1997

NOTE 3: Stockholders' Equity

Trust Originated Preferred Securities

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

                    Report of Independent Public Accountants


To UDS Funding I, L.P.:

We have audited the accompanying balance sheets of UDS Funding I, L.P., a Delaware limited partnership (the Partnership) as of December 31, 1998 and 1997, and the related statements of income, partners' capital and cash flows for the year ended December 31, 1998 and the period from June 5, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UDS Funding I, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the period from June 5, 1997 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.


                                                        ARTHUR ANDERSEN LLP
                                                    /s/ ARTHUR ANDERSEN LLP

San Antonio, Texas
January 29, 1999

                               UDS FUNDING I, L.P.
                                 BALANCE SHEETS
                     (in thousands, except securities data)

                                                                                        December 31,
                                                                                    1998              1997
                                                                                    ----              ----
                                   Assets
Cash and cash equivalents                                                         $     25           $     56
                                                                                  --------           --------

Investments:
  Bank certificate of deposit                                                          100                 99
  Investment in U.S. government securities, at amortized cost                        2,472              2,326
  Subordinated debentures of Ultramar Diamond Shamrock Corporation, at cost        206,186            206,186
  Subordinated debentures of Ultramar Inc. and Diamond Shamrock Refining
   Company, L.P., both wholly-owned subsidiaries of Ultramar Diamond
Shamrock                                                                            33,960             33,960
                                                                                  --------           --------
   Corporation, at cost
     Total investments                                                             242,718            242,571

Accrued interest receivable                                                             26                  3
                                                                                  --------           --------

       Total Assets                                                               $242,769           $242,630
                                                                                  ========           ========

                             Partners' Capital

Limited partnership interest held by UDS Capital I, a Delaware business trust,
  8,247,440 preferred securities with $25.00 per security liquidation             $206,186           $206,186
preference

General partnership interest held by Ultramar Diamond Shamrock Corporation          36,583             36,444
                                                                                  --------           --------

       Total Partners' Capital                                                    $242,769           $242,630
                                                                                  ========           ========

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                              STATEMENTS OF INCOME
                                 (in thousands)

                                                                                            Period from
                                                                                           June 5, 1997
                                                                      Year Ended           (Inception) to
                                                                   December 31, 1998      December 31, 1997
                                                                   -----------------      -----------------
Interest income:
  Interest income on subordinated debenture of
    Ultramar Diamond Shamrock Corporation                                $17,155              $ 8,816

  Interest income on subordinated debentures of Ultramar Inc.
and
   Diamond Shamrock Refining Company, L.P., both wholly-owned              2,825                1,452
   subsidiaries of Ultramar Diamond Shamrock Corporation

  Interest income on U.S. government securities,
    certificate of deposit and cash equivalents                              145                   58
                                                                         -------              -------
     Net income                                                          $20,125              $10,326
                                                                         =======              =======

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
  Year Ended December 31, 1998 and the Period from June 5, 1997 (Inception) to
                               December 31, 1997
                                 (in thousands)

                                                                                                         Total
                                                                      General          Limited         Partners'
                                                                      Partner          Partner          Capital
                                                                      -------          -------         --------
June 5, 1997 (Inception)
  Issuance of partnership preferred securities to UDS Capital I       $     -          $206,186         $206,186

  Issuance of general partner interest to Ultramar Diamond
   Shamrock Corporation                                                36,386                 -           36,386

  Net income allocated to partners                                      1,510             8,816           10,326

  Distributions to partners                                            (1,452)           (8,816)         (10,268)
                                                                      -------          --------         --------

Balance at December 31, 1997                                           36,444           206,186          242,630

  Net income allocated to partners                                      2,970            17,155           20,125

  Distributions to partners                                            (2,831)          (17,155)         (19,986)
                                                                      -------          --------         --------

Balance at December 31, 1998                                          $36,583          $206,186         $242,769
                                                                      =======          ========         ========

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                             Period from
                                                                                            June 5, 1997
                                                                      Year Ended           (Inception) to
                                                                   December 31, 1998      December 31, 1997
                                                                   -----------------      -----------------
Cash Flows from Operating Activities:
  Net income                                                            $ 20,125               $  10,326
  Accretion of U.S. government securities                                      -                     (23)
  Increase in accrued interest receivable                                    (23)                     (3)
                                                                        --------               ---------
       Net cash provided by operating activities                          20,102                 10,300
                                                                        --------               --------
Cash Flows from Investing Activities:
  Purchases of affiliated subordinated debentures                              -                (240,146)
  Purchase of bank certificate of deposit                                   (100)                    (99)
  Maturity of bank certificate of deposit                                     99                      -
  Purchases of U.S. government securities                                 (3,072)                 (3,503)
  Maturities of U.S. government securities                                 2,926                  1,200
                                                                        --------               ---------
    Net cash used in investing activities                                   (147)              (242,548)
                                                                        --------               --------
Cash Flows from Financing Activities:
  Proceeds from issuance of preferred securities                               -                206,186
  Contributions for general partner interest                                   -                 36,386
  Distributions to Limited Partner                                       (17,155)                (8,816)
  Distributions to General Partner                                        (2,831)                (1,452)
                                                                        --------               ---------
    Net cash (used in) provided by financing activities                  (19,986)               232,304
                                                                        --------               --------
Net Change in Cash                                                           (31)                    56
Cash at Beginning of Period                                                   56                      -
                                                                        --------               ---------
Cash at End of Period                                                   $     25               $      56
                                                                        ========               =========

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

NOTE 1: Summary of Significant Accounting Policies

Basis of Presentation: UDS Funding I, L.P. (the Partnership) is a limited partnership formed on June 5, 1997 for the exclusive purposes of:

  - issuing its partnership interests,

  - investing in certain eligible securities of the Company and eligible debt securities of non-affiliated entities, and

  - engaging in only those other activities necessary or incidental thereto.

The Company, as General Partner, has agreed to pay all expenses and fees related to the organization and operation of the Partnership and for all other obligations of the Partnership. Additionally, the Company has agreed to indemnify certain officers and agents of the Partnership. Except as provided in certain partnership agreements and as provided by law, the holders of the Preferred Securities have no voting rights.

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 1998 and 1997, cash equivalents consisted of $25,049 and $12,258, respectively, of overnight money market funds, whose cost approximates fair value.

Investments: The Partnership holds investments in subordinated debentures of Ultramar Diamond Shamrock Corporation (the Company) and two wholly-owned subsidiaries of the Company. The Company is one of the largest independent refining and marketing companies in North America. The Company owns seven refineries in the United States and Canada and has approximately 6,400 retail convenience stores.

Investments in subordinated debentures of the Company and its subsidiaries, and in U.S. government securities are classified as held-to-maturity and are recorded at amortized cost. The carrying value of the subordinated debentures approximates their fair value as of December 31, 1998 and 1997.

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

Reclassifications: Certain previously reported amounts have been reclassified to conform to the 1998 presentation.

                               UDS FUNDING I, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                           December 31, 1998 and 1997

NOTE 2: Investments

U.S. government securities
Investments in U.S. government securities consisted of the following at December 31 (in thousands):

                                      Gross Unrealized
              Amortized               ----------------
  Year           Cost             Gains            Losses          Fair Value
  ----           ----             -----            ------          ----------
  1998          $2,472             $7                $1              $2,478

  1997           2,326              -                 1               2,325

At December 31, 1998, maturities of U.S. government securities were as follows (in thousands):

               Year ending December 31,
                         1999                    $   501
                         2000                        650
                         2001                        631
                         2002                        690
                                                  ------
                                                  $2,472

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

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Trustees of the Trust are as follows:

Regular Trustee   .........H. Pete Smith
Regular Trustee   .........Steve Blank
Property Trustee  .........The Bank of New York
Delaware Trustee  .........The Bank of New York (Delaware)

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

Item 13.  Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A) Documents filed as part of this report:

    (1) Financial Statements of the Trust and the Partnership are included under Part II, Item 8:

        UDS Capital I - Financial Statements:
        Report of Independent Public Accountants
        Balance Sheets as of December 31, 1998 and 1997
        Statements of Income for the Year Ended December 31, 1998 and the Period
          from June 5, 1997 (Inception) to December 31, 1997
        Statements of Stockholders' Equity for the Year Ended December 31, 1998
          and the Period from June 5, 1997 (Inception) to December 31, 1997 Statements of Cash Flows for the Year Ended December 31, 1998 and the
          Period from June 5, 1997 (Inception) to December 31, 1997
        Notes to Financial Statements

        UDS Funding I, L.P. - Financial Statements:
        Report of Independent Public Accountants
        Balance Sheets as of December 31, 1998 and 1997
        Statements of Income for the Year Ended December 31, 1998 and the Period
          from June 5, 1997 (Inception) to December 31, 1997
        Statements of Partners' Capital for the Year Ended December 31, 1998 and
          the Period from June 5, 1997 (Inception) to December 31, 1997 Statements of Cash Flows for the Year Ended December 31, 1998 and the
          Period from June 5, 1997  (Inception) to December 31, 1997
        Notes to Financial Statements

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

Exhibit                                                                     Incorporated by Reference
Number                 Description                                         To the Following Documents
-------                -----------                                         --------------------------
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

4.6        Partnership Preferred Securities Guarantee Agreement       Current Report on Form 8-K dated June 30, 1997
           by Ultramar Diamond Shamrock Corporation dated June
           25, 1997

4.7        Subordinated Indenture between Ultramar Diamond            Current Report on Form 8-K dated June 30, 1997
           Shamrock Corporation and The Bank of New York dated
           June 25, 1997

4.8        Affiliate Debenture Guarantee Agreement between            Registration Statement on Form S-3 (File
           Ultramar Diamond Shamrock Corporation and The              No.333-28737)
           Bank of New York

4.9        Certificate Evidencing Trust Preferred Security            Current Report on Form 8-K dated June 30, 1997

4.10       Certificate Evidencing Partnership Preferred               Current Report on Form 8-K dated June 30, 1997
           Security

4.11       Subordinated Debenture                                     Current Report on Form 8-K dated June 30, 1997

10.1       8.32% Subordinated Debenture Due 2017 dated                Current Report on Form 8-K dated June 30, 1997
           June 25, 1997

23.1       Consent of Arthur Andersen                                 +

27.1       Financial Data Schedule                                    +

+ Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust and the Partnership have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized as of February 5, 1999.

UDS Capital I

By:  /s/ H. PETE SMITH                                 By:  /s/ STEVE BLANK
Name:    H. Pete Smith                                 Name:    Steve Blank
Title:   Regular Trustee                               Title:   Regular Trustee

UDS Funding I, L.P.

By: Ultramar Diamond Shamrock Corporation, as General Partner

By:/s/ H. PETE SMITH
Name:  H. Pete Smith
Title: Executive Vice President and Chief Financial Officer