Form 10-Q
period 1999-03-31
UDS CAPITAL I
filed 1999-05-05
CIK 1040581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

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
                          San Antonio, Texas 78249-1112
                        Telephone number: (210) 592-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XXX No
                                       ---    ---

                      UDS CAPITAL I AND UDS FUNDING I, L.P.
                                    FORM 10-Q
                                 March 31, 1999

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements (Unaudited)

                                              UDS CAPITAL I

     Balance Sheets as of March 31, 1999 and December 31, 1998.................3

     Statements of Income for the Three Months Ended March 31, 1999
     and 1998..................................................................4

     Statements of Cash Flows for the Three Months Ended March 31, 1999
     and 1998..................................................................5

     Notes to Financial Statements.............................................6

                               UDS FUNDING I, L.P.

     Balance Sheets as of March 31, 1999 and December 31, 1998.................8

     Statements of Income for the Three Months Ended March 31, 1999
     and 1998..................................................................9

     Statements of Cash Flows for the Three Months Ended March 31, 1999
     and 1998.................................................................10

     Notes to Financial Statements............................................11

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........13

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................13

SIGNATURES....................................................................14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  UDS CAPITAL I
                                 BALANCE SHEETS
                     (in thousands, except securities data)

                                                                            March 31,             December 31,
                                                                              1999                    1998
                                                                              ----                    ----
                                                                           (Unaudited)
                               Assets
Investment in UDS Funding I, L.P. Preferred Securities                       $206,186                $206,186
                                                                              -------                 -------

    Total Assets                                                             $206,186                $206,186
                                                                              =======                 =======

                        Stockholders' Equity

8.32 % Trust Originated  Preferred  Securities,  $25.00  liquidation  amount per security;
  8,000,000 securities authorized, issued and outstanding                    $200,000                $200,000

8.32% Trust Common Securities,
  $25.00 liquidation amount per security;
  247,440 securities authorized, issued and outstanding                         6,186                   6,186
                                                                              -------                 -------

     Total Stockholders' Equity                                              $206,186                $206,186
                                                                              =======                 =======

                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                              STATEMENTS OF INCOME
                            (Unaudited, in thousands)

                                                                               Three Months Ended March 31,
                                                                               1999                    1998
                                                                               ----                    ----
Net income on UDS Funding I, L.P. Preferred Securities                        $4,289                  $4,289
                                                                               =====                   =====

                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                            STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)



                                                                               Three Months Ended March 31,
                                                                               1999                    1998
                                                                               ----                    ----
Cash Flows Provided By Operating Activities -
Net income on UDS Funding I, L.P. Preferred Securities                         $ 4,289               $ 4,289
                                                                                 -----                 -----

Cash Flows From Financing Activities:
Distributions on 8.32% Trust Originated Preferred Securities                    (4,160)               (4,160)
Distributions on 8.32% Trust Common Securities                                    (129)                 (129)
                                                                                ------                 -----

    Net cash used in financing activities                                       (4,289)               (4,289)
                                                                                 -----                 -----

Net Change in Cash                                                                   -                     -
Cash at Beginning of Period                                                          -                     -
                                                                                 -----                 -----

Cash at End of Period                                                         $      -               $     -
                                                                                 =====                 =====

                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


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

The Trust is a wholly-owned subsidiary of Ultramar Diamond Shamrock Corporation (the Company). All expenses related to the operations of the Trust are paid for by the Company. Two Trustees, who manage the Trust, are employees of the Company.

The accompanying unaudited financial statements have been prepared by the Trust in accordance with generally accepted accounting principles for interim financial reporting and with Securities and Exchange Commission rules and regulations for Form 10-Q. In the opinion of the Trust's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust's annual report on Form 10-K for the year ended to December 31, 1998.

Cash: The Trust maintains minimal cash balances, as all income received on the Preferred Securities is distributed immediately.

Investments: The investment in Preferred Securities represents the limited partnership interest in the Partnership and is recorded at cost. The carrying value of the investment approximates its fair value. Income on the investment is accrued when earned.

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

                                  UDS CAPITAL I
                    NOTES TO FINANCIAL STATEMENTS - Continued


NOTE 3: Stockholders' Equity

Trust Originated Preferred Securities
On June 25, 1997, the Trust issued 8,000,000 of 8.32% TOPrS, with a $25.00 liquidation amount per security in an underwritten public offering. The total proceeds from the public offering were $200,000,000 and the Company paid all fees and expenses related to the offering. Holders of the TOPrS have limited voting rights and are not entitled to vote to appoint, remove or replace, or to increase or decrease the number of trustees, which voting rights are vested exclusively in the holder of the Common Securities. Under certain circumstances, the TOPrS have preferential rights to payments relative to the Common Securities.

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

                               UDS FUNDING I, L.P.
                                 BALANCE SHEETS
                     (in thousands, except securities data)

                                                                                March 31,          December 31,
                                                                                  1999                 1998
                                                                                  ----                 ----
                                                                               (Unaudited)
                                 Assets
Cash and cash equivalents                                                        $     59             $     25
                                                                                 --------             --------

Investments:
  Bank certificate of deposit                                                         100                  100
  Investment in U.S. government securities, at amortized cost                       2,472                2,472
  Subordinated debentures of Ultramar Diamond Shamrock Corporation,
    at cost                                                                       206,186              206,186
  Subordinated debentures of Ultramar Inc. and Diamond Shamrock
    Refining Company, L.P., both wholly-owned subsidiaries of Ultramar
    Diamond Shamrock Corporation, at cost                                          33,960               33,960
                                                                                 --------             --------
       Total investments                                                          242,718              242,718

  Accrued interest receivable                                                          30                   26
                                                                                 --------             --------

       Total Assets                                                              $242,807             $242,769
                                                                                 ========             ========

                            Partners' Capital

Limited  partnership  interest held by UDS Capital I, a Delaware business trust,
  8,247,440 preferred securities with
  $25.00 per security liquidation preference                                     $206,186             $206,186

General partnership interest held by Ultramar Diamond Shamrock
  Corporation                                                                      36,621               36,583
                                                                                 --------             --------

       Total Partners' Capital                                                   $242,807             $242,769
                                                                                 ========             ========

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                              STATEMENTS OF INCOME
                            (Unaudited, in thousands)

                                                                              Three Months Ended March 31,
                                                                              1999                    1998
                                                                              ----                    ----
Interest income:
Interest income on subordinated debenture of
  Ultramar Diamond Shamrock Corporation                                       $4,289                  $4,289

Interest income on subordinated debentures of Ultramar Inc. and
  Diamond Shamrock Refining Company, L.P., both wholly-owned
  subsidiaries of Ultramar Diamond Shamrock Corporation                          706                     706

Interest income on U.S. government securities,
  certificate of deposit and cash equivalents                                     38                      32
                                                                              ------                  ------

    Net income                                                                $5,033                  $5,027
                                                                              ======                  ======

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                            STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                               Three Months Ended March 31,
                                                                               1999                    1998
                                                                               ----                    ----
Cash Flows From Operating Activities:
  Net income                                                                    $5,033                $5,027
  Accretion of U.S. government securities                                            -                    (2)
  Increase in accrued interest receivable                                           (4)                    -
                                                                                ------                ------
       Net cash provided by operating activities                                 5,029                 5,025
                                                                                ------                ------

Cash Flows From Investing Activities:
  Purchases of U.S. government securities                                            -                  (650)
  Maturities of U.S. government securities                                           -                   600
  Other                                                                              -                   (11)
                                                                                ------                ------
    Net cash used in investing activities                                            -                   (61)
                                                                                ------                ------

Cash Flows From Financing Activities:
  Distributions to General Partner                                                (706)                 (706)
  Distributions to Limited Partner                                              (4,289)               (4,289)
                                                                                ------                ------
    Net cash used in financing activities                                       (4,995)               (4,995)
                                                                                ------                ------

Net Increase (Decrease) in Cash                                                     34                   (31)
Cash at Beginning of Period                                                         25                    56
                                                                                ------                ------

Cash at End of Period                                                           $   59                $   25
                                                                                ======                ======

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


NOTE 1:  Summary of Significant Accounting Policies
Basis of Presentation: UDS Funding I, L.P. (the Partnership) is a limited partnership formed on June 5, 1997 for the exclusive purposes of:

     -issuing its partnership interests,

     -investing in certain eligible securities of the Company and eligible debt securities of non-affiliated entities, and

     -engaging in only those other activities necessary or incidental thereto.

The Partnership is a wholly-owned subsidiary of Ultramar Diamond Shamrock Corporation (the Company). The Company, as General Partner, has agreed to pay all expenses and fees related to the organization and operation of the Partnership and for all other obligations of the Partnership. Additionally, the Company has agreed to indemnify certain officers and agents of the Partnership. Except as provided in certain partnership agreements and as provided by law, the holders of the Preferred Securities have no voting rights.

The accompanying unaudited financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles for interim financial reporting and with Securities and Exchange Commission rules and regulations for Form 10-Q. In the opinion of the Partnership's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in UDS Capital I's (the Trust) annual report on Form 10-K for the year ended December 31, 1998.

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 1999 and December 31, 1998, cash equivalents consisted of money market funds, whose cost approximates fair value.

Investments: Investments in subordinated debentures of the Company and Ultramar Inc. and Diamond Shamrock Refining Company, L.P. (the Subsidiaries) and in U.S. government securities are classified as held-to-maturity and are recorded at amortized cost. The carrying value of the subordinated debentures approximates their fair value as of March 31, 1999 and December 31, 1998.

Income Taxes: The Partnership is classified as a partnership for U.S. Federal income tax purposes. Accordingly, the Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

NOTE 2:  Investments

U.S. government securities
Investments in U.S. government securities consisted of the following (in thousands):

                                            Gross Unrealized
                                            ----------------
                             Amortized
                               Cost         Gains       Losses      Fair Value
                             ---------      -----       ------      -----------
Three Months Ended
   March 31, 1999            $2,472           $ 3       $ (5)       $ 2,470
Year Ended
   December 31, 1998          2,472             7          1          2,478

                               UDS FUNDING I, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued

At March 31, 1999, U.S. government securities mature as follows (in thousands):

           July 1999                            $  501
           March 2000                              650
           June 2001                               631
           June 2002                               690
                                                ------
                                                $2,472

Subordinated debentures
On June 25, 1997, the Partnership purchased debentures of the Company and the Subsidiaries. The subordinated debentures have a term of 20 years and bear interest at 8.32% per annum. The subordinated debentures are redeemable on or after June 30, 2002 at the option of the Company and the Subsidiaries, in whole or in part, at a redemption price equal to the entire principal amount of the subordinated debentures being so redeemed plus any accrued and unpaid interest. The interest payment dates correspond to the distribution payment dates of the Preferred Securities. Interest and redemption payments on the Subsidiaries' debentures are guaranteed by the Company on a subordinated basis.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

UDS Capital I (the Trust) is a statutory business trust which exists for the exclusive purposes of:

     -issuing the 8.32% Trust Originated Preferred Securities (TOPrS) and the
      Common Securities of the Trust,

     -investing in the 8.32% Preferred Securities issued by UDS Funding I, L.P., and

     -engaging in only those other activities necessary or incidental thereto.

UDS Funding I, L.P. (the Partnership) is a limited partnership which exists for the exclusive purposes of:

     -issuing its partnership interests,

     -investing in  certain  eligible  securities  of  Ultramar Diamond Shamrock
      Corporation (the Company) and wholly-owned subsidiaries of the Company and eligible debt securities of non-affiliated entities, and

     -engaging in only those activities necessary or incidental thereto.

The Company is the General Partner and the Trust is the Limited Partner of the Partnership. The Partnership is managed by the General Partner.

On June 25, 1997, the Trust issued the TOPrS and Common Securities for total proceeds of $200,000,000 and $6,186,000, respectively, and invested those proceeds into Preferred Securities of the Partnership. For the three months ended March 31, 1999 and 1998, the Trust received net income from Preferred Securities of $4,289,000 from the Partnership and made quarterly distribution payments of $4,160,000 and $129,000 on the TOPrS and Common Securities, respectively.

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

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    1999               1998
                                                    ----               ----

Net income from debentures and other investments    $5,033            $5,027
                                                     =====             =====
Distributions to:
  General partner                                   $  706            $  706
  Limited partner                                    4,289             4,289
                                                     -----             -----
                                                    $4,995            $4,995
                                                     =====             =====

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
               27.1   Financial Data Schedule

         (b) Reports on Form 8-K

               None.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust and the Partnership have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

UDS Capital I


By:  /s/ H. Pete Smith
Name:    H. Pete Smith
Title:   Regular Trustee
May 5, 1999


UDS Funding I, L.P.

By: Ultramar Diamond Shamrock Corporation, as General Partner


By:  /s/ H. Pete Smith
Name:    H. Pete Smith
Title:   Executive Vice President and Chief Financial Officer
May 5, 1999