Form 10-Q
period 1999-06-30
UDS CAPITAL I
filed 1999-08-04
CIK 1040581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999

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

                                  June 30, 1999

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements (Unaudited)

                                  UDS CAPITAL I

    Balance Sheets as of June 30, 1999 and December 31, 1998................ 3

    Statements of Income for the Three and Six Months                        4
       Ended June 30, 1999 and 1998.........................................

    Statements of Cash Flows for the Six Months
       Ended June 30, 1999 and 1998......................................... 5

    Notes to Financial Statements........................................... 6

                               UDS FUNDING I, L.P.

    Balance Sheets as of June 30, 1999 and December 31, 1998................ 8

    Statements of Income for the Three and Six Months                        9
       Ended June 30, 1999 and 1998.........................................

    Statements of Cash Flows for the Six Months
       Ended June 30, 1999 and 1998........................................ 10

    Notes to Financial Statements.......................................... 11

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 14

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................. 14

SIGNATURES................................................................. 15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  UDS CAPITAL I
                                 BALANCE SHEETS
                     (in thousands, except securities data)

                                                    June 30,        December 31,
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
                                                    ========         ========


                Stockholders' Equity

8.32% Trust Originated Preferred Securities,
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

                                  UDS CAPITAL I
                              STATEMENTS OF INCOME
                            (Unaudited, in thousands)

                                         Three Months           Six Months
                                        Ended June 30,         Ended June 30,
                                        --------------         ---------------
                                        1999       1998        1999       1998
                                        ----       ----        ----       ----
Net income on UDS Funding I, L.P.
   Preferred Securities                $4,288      $4,288      $8,577    $8,577
                                       ======      ======      ======    ======

                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                            STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                       Six Months Ended June 30,
                                                         1999              1998
                                                         ----              ----

Cash Flows Provided By Operating Activities -

Net income on UDS Funding I, L.P. Preferred Securities   $8,577          $8,577
                                                         ------          ------

Cash Flows From Financing Activities:

Distributions on 8.32% Trust Originated Preferred
  Securities                                             (8,320)         (8,320)
Distributions on 8.32% Trust Common Securities             (257)           (257)
                                                         ------          ------

  Net cash used in financing activities                  (8,577)         (8,577)
                                                         ------          ------
Net Change in Cash                                            -                -
Cash at Beginning of Period                                   -                -
                                                         ------          -------
Cash at End of Period                                    $    -          $     -
                                                         ======          =======

                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999

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

                                  UDS CAPITAL I
                    NOTES TO FINANCIAL STATEMENTS (Continued)

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

                               UDS FUNDING I, L.P.
                                 BALANCE SHEETS
                     (in thousands, except securities data)

                                                    June 30,        December 31,
                                                      1999              1998
                                                      ----              ----
                                                 (Unaudited)
                          Assets

Cash and cash equivalents                            $     97           $     25
                                                     --------           --------
Investments:

  Bank certificate of deposit                             100                100
  Investment in U.S. government securities,
  at amortized cost                                     3,064              2,472
  Subordinated debentures of Ultramar
  Diamond Shamrock Corporation, at cost               206,186            206,186
  Subordinated debentures of Ultramar Inc. and
     Diamond Shamrock Refining Company, L.P.,
     both wholly-owned subsidiaries of
     Ultramar Diamond Shamrock Corporation,
     at cost                                           33,960             33,960
                                                     --------           --------
       Total investments                              243,310            242,718

Accrued interest receivable                                32                 26
                                                     --------           --------
         Total Assets                                $243,439           $242,769
                                                     ========           ========

               Liability and Partners' Capital

Current Liability
  Accounts payable                                   $    596           $      -
                                                     --------           --------
Partners' Capital:

Limited partnership interest held by UDS Capital I,
  a Delaware business trust, 8,247,440 preferred
  securities with $25.00 per security liquidation
  preference                                          206,186            206,186

General partnership interest held by
  Ultramar Diamond Shamrock Corporation                36,657             36,583
                                                     --------           --------
  Total Partners' Capital                             242,843            242,769
                                                     --------           --------
         Total Liability and Partners' Capital       $243,439           $242,769
                                                     ========           ========

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                              STATEMENTS OF INCOME
                            (Unaudited, in thousands)

                                                       Three Months Ended          Six Months Ended
                                                            June 30,                    June 30,
                                                       1999          1998          1999          1998
                                                       ----          ----          ----          ----
Interest income:

Interest income on subordinated debenture
  of Ultramar Diamond Shamrock Corporation             $4,288        $4,288       $ 8,577       $ 8,577

Interest income on subordinated debentures
  of Ultramar Inc. and Diamond Shamrock
  Refining Company, L.P., both wholly-
  owned subsidiaries of Ultramar Diamond
  Shamrock Corporation                                    707           707         1,413         1,413

Interest income on U.S. government
  securities, certificate of deposit and
  cash equivalents                                         36            45            74            77
                                                       ------        ------        ------        ------
    Net income                                         $5,031        $5,040       $10,064       $10,067
                                                       ======        ======       =======       =======

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                            STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                       1999             1998
                                                       ----             ----

Cash Flows From Operating Activities:

  Net income                                           $10,064          $10,067
  Amortization of U.S. government securities                 1                1
  Increase in accrued interest receivable                   (3)             (29)
                                                       -------          -------
       Net cash provided by operating activities        10,062           10,039
                                                       -------          -------
Cash Flows From Investing Activities:

  Purchases of U.S. government securities                    -           (2,382)
  Maturities of U.S. government securities                   -            2,326
                                                       -------          -------
    Net cash used in investing activities                    -              (56)
                                                       -------          -------

Cash Flows From Financing Activities:

  Distributions to Limited Partner                      (8,577)          (8,577)
  Distributions to General Partner                      (1,413)          (1,413)
                                                       -------           ------
    Net cash used in financing activities               (9,990)          (9,990)
                                                       -------           ------

Net Increase (Decrease) in Cash and cash equivalents        72               (7)
Cash and cash equivalents at Beginning of Period            25               56
                                                       -------          --------

Cash and cash equivalents at End of Period             $    97          $    49
                                                       =======          =======

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999

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


Cash and Cash Equivalents: The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 1999 and December 31, 1998, cash equivalents consisted of money market funds, whose cost approximates fair value.

Investments: Investments in subordinated debentures of the Company and Ultramar Inc. and Diamond Shamrock Refining Company, L.P. (the Subsidiaries) and in U.S. government securities are classified as held-to-maturity and are recorded at amortized cost. The carrying value of the subordinated debentures approximates their fair value as of June 30, 1999 and December 31, 1998.

Income Taxes: The Partnership is classified as a partnership for U.S. Federal income tax purposes. Accordingly, the Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

                               UDS FUNDING I, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)



NOTE 2:  Investments

U.S. government securities Investments in U.S. government securities consisted of the following (in thousands):

                                               Gross Unrealized
                                 Amortized     ----------------     Fair
                                   Cost        Gains     Losses     Value
                                   ----        -----     ------     -----

Six Months Ended June 30, 1999    $3,064        $1        $15      $3,050


Year Ended December 31, 1998       2,472         7          1       2,478

At June 30, 1999, U.S. government securities mature as follows (in thousands):

         July 1999                       $    500
         March 2000                           650
         June 2001                            631
         June 2002                          1,283
                                            -----
                                          $ 3,064


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

NOTE 3:  Partners' Capital

On June 25, 1997, the Partnership sold 8,247,440 of 8.32% Preferred Securities, with a $25.00 liquidation preference per security to the Trust for total proceeds of $206,186,000. The Preferred Securities are redeemable on or after June 30, 2002 at the option of the Partnership, in whole or in part, at a redemption price equal to $25.00 per security. Distributions on the Preferred Securities are cumulative and are payable quarterly on March 31, June 30, September 30, and December 31 of each year, if and when declared by the General Partner.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

UDS Capital I (the Trust) is a statutory business trust which exists for the exclusive purposes of:

   - issuing the 8.32% Trust Originated Preferred Securities (TOPrS) and the Common Securities of the Trust,
   - investing in the 8.32% Preferred Securities issued by UDS Funding I, L.P., and
   - engaging in only those other activities necessary or incidental thereto.

UDS Funding I, L.P. (the Partnership) is a limited partnership which exists for the exclusive purposes of:

   - issuing its partnership interests,
   - investing in certain eligible securities of Ultramar Diamond Shamrock Corporation (the Company) and wholly-owned subsidiaries of the Company and eligible debt securities of non-affiliated entities, and
   - engaging in only those activities necessary or incidental thereto.

The Company is the General Partner and the Trust is the Limited Partner of the Partnership. The Partnership is managed by the General Partner.

On June 25, 1997, the Trust issued the TOPrS and Common Securities for total proceeds of $200,000,000 and $6,186,000, respectively, and invested those proceeds into Preferred Securities of the Partnership. The Trust received net income from Preferred Securities from the Partnership and made distributions to the TOPrS and Common Securities as summarized below:

                                         Three Months           Six Months
                                        Ended June 30,         Ended June 30,
                                        -----------------    -----------------
                                         1999       1998      1999       1998
                                         ----       ----      ----       ----

Net income from Preferred Securities    $4,288     $4,288    $8,577     $8,577
                                        ======     ======    ======     ======

Distributions to:
  TOPrS                                 $4,160     $4,160    $8,320     $8,320
  Common Securities                        128        128       257        257
                                        ------     ------    ------     ------
                                        $4,288     $4,288    $8,577     $8,577
                                        ======     ======    ======     ======

On June 25, 1997, the Partnership issued the Preferred Securities and the general partner interest for total proceeds of $206,186,000 and $36,386,000, respectively, and invested those proceeds into the subordinated debentures of the Company and wholly-owned subsidiaries of the Company totaling $240,146,000. In addition, the Partnership invested approximately $2,400,000 in Eligible Debt Securities and other investments. Net income from debentures and other investments and distributions to the General Partner and the Limited Partner are summarized below:

                                    Three Months                Six Months
                                    Ended June 30,            Ended June 30,
                                   ----------------        -------------------
                                    1999      1998          1999        1998
                                    ----      ----          ----        ----
Net income from debentures

  and other investments            $5,031    $5,027        $10,064     $10,067
                                   ======    ======        =======     =======


Distributions to:

  Limited partner                  $4,288    $4,289        $8,577      $8,577
  General partner                     707       706         1,413       1,413
                                   ------    ------        ------      ------
                                   $4,995    $4,995        $9,990      $9,990
                                   ======    ======        ======      ======

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

         (b) Reports on Form 8-K....
               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust and the Partnership have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


UDS Capital I


By: /s/ H. Pete Smith
Name:   H. Pete Smith
Title:  Regular Trustee

August 4, 1999


UDS Funding I, L.P.

By: Ultramar Diamond Shamrock Corporation, as General Partner


By /s/ H. Pete Smith
Name:  H. Pete Smith
Title: Executive Vice President and Chief Financial Officer
August 4, 1999