Form 10-Q
period 1999-09-30
UDS CAPITAL I
filed 1999-11-09
CIK 1040581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the quarter ended September 30, 1999

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

                               September 30, 1999

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements (Unaudited)

                                  UDS CAPITAL I

  Balance Sheets as of September 30, 1999 and December 31, 1998........       3

  Statements of Income for the Three and Nine Months                          4
    Ended September 30, 1999 and 1998..................................

  Statements of Cash Flows for the Nine Months
    Ended September 30, 1999 and 1998..................................       5

  Notes to Financial Statements........................................       6

                               UDS FUNDING I, L.P.

  Balance Sheets as of September 30, 1999 and December 31, 1998........       8

  Statements of Income for the Three and Nine Months
    Ended September 30, 1999 and 1998..................................       9

  Statements of Cash Flows for the Nine Months
    Ended September 30, 1999 and 1998..................................      10


  Notes to Financial Statements........................................      11

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................      13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....      14

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..............................      14

SIGNATURES.............................................................      15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  UDS CAPITAL I
                                 BALANCE SHEETS
                     (in thousands, except securities data)

                                                          September     December
                                                             30,           31,
                                                            1999          1998
                                                            ----          ----
                                                         (Unaudited)
                                Assets

Investment in UDS Funding I, L.P. Preferred Securities     $206,186     $206,186
                                                           --------     --------

    Total Assets                                           $206,186     $206,186
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

                                  UDS CAPITAL I
                              STATEMENTS OF INCOME
                            (Unaudited, in thousands)

                                          Three Months        Nine Months Ended
                                              Ended                 Ended
                                          September 30,         September 30,
                                          1999     1998       1999         1998
                                          ----     ----       ----         ----

Net income on UDS Funding I, L.P.
  Preferred Securities                    $4,289   $4,289     $12,866    $12,866
                                          ======   ======     =======    =======

                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                            STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                              Nine Months Ended
                                                                 September 30,
                                                              1999        1998
                                                              ----        ----

Cash Flows Provided By Operating Activities -
Net income on UDS Funding I, L.P. Preferred Securities     $ 12,866    $ 12,866
                                                           --------    -------
Cash Flows From Financing Activities:
Distributions on 8.32% Trust Originated Preferred
  Securities                                               $(12,480)   $(12,480)
Distributions on 8.32% Trust Common Securities                 (386)       (386)
                                                           --------    --------
  Net cash used in financing activities                     (12,866)    (12,866)
                                                           --------    --------
Net Change in Cash                                                -           -
Cash at Beginning of Period                                       -           -
                                                           --------    --------
Cash at End of Period                                      $      -    $      -
                                                           ========    ========

                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

NOTE 1:  Summary of Significant Accounting Policies

Basis of Presentation: UDS Capital I (the Trust) is a statutory business trust formed on June 5, 1997 for the exclusive purposes of:

     o issuing the Trust Originated Preferred Securities (TOPrS) and the Trust Common Securities (the Common Securities and together with the TOPrS, the Trust Securities) representing undivided beneficial ownership interests in the assets of the Trust,

     o purchasing Partnership Preferred Securities (the Preferred Securities) representing the limited partnership interests of UDS Funding I, L.P. (the Partnership) with the proceeds from the sale of the Trust Securities, and

     o engaging in only those other activities necessary or incidental thereto.

The Trust has a perpetual existence, subject to certain termination events.

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

Distributions on the Preferred Securities are payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year. Distributions not paid on the scheduled payment date accumulate and compound quarterly at the rate of 8.32% per annum. The distribution payment dates of the Preferred Securities

                                  UDS CAPITAL I
                    NOTES TO FINANCIAL STATEMENTS (Continued)

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

                               UDS FUNDING I, L.P.
                                 BALANCE SHEETS
                     (in thousands, except securities data)

                                                September 30,      December 31,
                                                    1999              1998
                                                    ----              ----
                                                (Unaudited)
                                Assets

Cash and cash equivalents                         $     34           $     25
                                                  --------           --------
Investments:
  Bank certificate of deposit                          100                100
  Investment in U.S. government securities,
     at amortized cost                               2,564              2,472
  Subordinated debentures of Ultramar Diamond
     Shamrock Corporation, at cost                 206,186            206,186
  Subordinated debentures of Ultramar Inc. and
     Diamond Shamrock Refining Company, L.P.,
     both wholly-owned subsidiaries of
     Ultramar Diamond Shamrock Corporation,
     at cost                                        33,960             33,960
                                                  --------           --------
       Total investments                           242,810            242,718

Accrued interest receivable                             32                 26
                                                  --------           --------
         Total Assets                             $242,876           $242,769
                                                  ========           ========

                           Partners' Capital

Limited partnership interest held by UDS
  Capital I, a Delaware business trust,
  8,247,440 preferred securities with $25.00
  per security liquidation preference             $206,186           $206,186

General partnership interest held by
  Ultramar Diamond Shamrock Corporation             36,690             36,583
                                                  --------           --------
         Total Partners' Capital                  $242,876           $242,769
                                                  ========           ========

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                              STATEMENTS OF INCOME
                            (Unaudited, in thousands)

                                                                           Three Months Ended                 Nine Months Ended
                                                                             September 30,                      September 30,
                                                                             -------------                      -------------
                                                                         1999              1998             1999              1998
                                                                         ----              ----             ----              ----
Interest income:
Interest income on subordinated debenture
  of Ultramar Diamond Shamrock Corporation .................            $4,289            $4,289           $12,866           $12,866

Interest income on subordinated debentures
  of Ultramar Inc. and Diamond Shamrock
  Refining Company, L.P., both wholly-
  owned subsidiaries of Ultramar Diamond
  Shamrock Corporation .....................................               706               706             2,119             2,119

Interest income on U.S. government
  securities, certificate of deposit and
  cash equivalents .........................................                38                35               112               112
                                                                        ------            ------           -------           -------

    Net income .............................................            $5,033            $5,030           $15,097           $15,097
                                                                        ======            ======           =======           =======
                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                            STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                         Nine Months Ended
                                                            September 30,
                                                        1999             1998
                                                        ----             ----
Cash Flows From Operating Activities:
  Net income                                          $ 15,097        $ 15,097
  Amortization of U.S. government securities                 1               2
  Increase in accrued interest receivable                   (6)            (23)
                                                      --------        ---------
       Net cash provided by operating activities        15,092          15,076
                                                      --------        --------
Cash Flows From Investing Activities:
  Purchase of bank certificate of deposit                    -            (100)
  Purchases of U.S. government securities                 (593)         (2,382)
  Maturity of bank certificate of deposit                    -              99
  Maturities of U.S. government securities                 500           2,326
                                                      --------        --------
    Net cash used in investing activities                  (93)            (57)
                                                      --------        --------
Cash Flows From Financing Activities:
  Distributions to Limited Partner                     (12,866)        (12,866)
  Distributions to General Partner                      (2,124)         (2,125)
                                                      --------        --------
    Net cash used in financing activities              (14,990)        (14,991)
                                                      --------        --------

Net Increase in Cash and cash equivalents                    9              28
Cash and cash equivalents at Beginning of Period            25              56
                                                      --------        --------

Cash and cash equivalents at End of Period            $     34        $     84
                                                      ========        ========

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

NOTE 1:  Summary of Significant Accounting Policies

Basis of Presentation: UDS Funding I, L.P. (the Partnership) is a limited partnership formed on June 5, 1997 for the exclusive purposes of:

     o    issuing its partnership interests,
     o investing in certain eligible securities of the Company and eligible debt securities of non-affiliated entities, and
     o engaging in only those other activities necessary or incidental thereto.

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

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 1999 and December 31, 1998, cash equivalents consisted of money market funds, whose cost approximates fair value.

Investments: Investments in subordinated debentures of the Company and Ultramar Inc. and Diamond Shamrock Refining Company, L.P. (the Subsidiaries) and in U.S. government securities are classified as held-to-maturity and are recorded at amortized cost. The carrying value of the subordinated debentures approximates their fair value as of September 30, 1999 and December 31, 1998.

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

                               UDS FUNDING I, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE 2:  Investments

U.S. government securities Investments in U.S. government securities consisted of the following (in thousands):


                                        Amortized    Gross Unrealized       Fair
                                                     ----------------
                                          Cost       Gains     Losses      Value
                                          ----       -----     ------      -----
Nine Months Ended September 30, 1999    $2,564        $1       $20        $2,545

Year Ended December 31, 1998             2,472         7         1         2,478

At September 30, 1999, U.S. government securities mature as follows (in thousands):

         March 2000                        650
         June 2001                         631
         June 2002                       1,283
                                        ------
                                        $2,564

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results Of Operations

UDS Capital I (the Trust) is a statutory business trust which exists for the exclusive purposes of:

     o issuing the 8.32% Trust Originated Preferred Securities (TOPrS) and the Common Securities of the Trust,

     o investing in the 8.32% Preferred Securities issued by UDS Funding I, L.P., and

     o engaging in only those other activities necessary or incidental thereto.

UDS Funding I, L.P. (the Partnership) is a limited partnership which exists for the exclusive purposes of:

     o    issuing its partnership interests,

     o investing in certain eligible securities of Ultramar Diamond Shamrock Corporation (the Company) and wholly-owned subsidiaries of the Company and eligible debt securities of non-affiliated entities, and

     o    engaging in only those activities necessary or incidental thereto.

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

On June 25, 1997, the Trust issued the TOPrS and Common Securities for total proceeds of $200,000,000 and $6,186,000, respectively, and invested those proceeds into Preferred Securities of the Partnership. The Trust received net income from Preferred Securities from the Partnership and made distributions to the TOPrS and Common Securities as summarized below:

                                     Three Months Ended      Nine Months Ended
                                     ------------------      -----------------
                                        September 30,          September 30,
                                        -------------          -------------
                                     1999          1998      1999       1998
                                     ----          ----      ----       ----
Net income from Preferred
     Securities                      $4,289      $4,289      $12,866   $12,866
                                     ======      ======      =======   =======

Distributions to:
  TOPrS                              $4,160      $4,160      $12,480   $12,480
  Common Securities                     129         129          386       386
                                     ------      ------      -------   -------
                                     $4,289      $4,289      $12,866   $12,866
                                     ======      ======      =======   =======

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

                                     Three Months Ended      Nine Months Ended
                                     ------------------      -----------------
                                        September 30,          September 30,
                                        -------------          -------------
                                     1999          1998      1999       1998
                                     ----          ----      ----       ----
Net income from debentures
 and other investments               $5,033      $5,030      $15,097   $15,097
                                     ======      ======      =======   =======
Distributions to:
  Limited partner                    $4,289      $4,289      $12,866   $12,866
  General partner                       711         712        2,124     2,125
                                     ------      ------      -------   -------
                                     $5,000      $5,001      $14,990    14,991
                                     ======      ======      =======   =======

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

November 9, 1999


UDS Funding I, L.P.

By: Ultramar Diamond Shamrock Corporation, as General Partner


By:  /s/ H. Pete Smith
Name:    H. Pete Smith
Title:   Executive Vice President and Chief Financial Officer
November 9, 1999