Form 10-K
period 1999-12-31
UDS CAPITAL I
filed 2000-02-15
CIK 1040581

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                 OF 1934: For the year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ( XXX )

No voting stock was held by non-affiliates of UDS Capital I as of February 9, 2000.

As of February 9, 2000, there are 247,440 shares of 8.32% Trust Common Securities, $25.00 liquidation amount per security of UDS Capital I outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of UDS Capital I's Prospectus, dated June 20, 1997, filed pursuant to Rule 424(b) in connection with the Registration Statement on Form S-3 (No. 333-28737) filed by UDS Capital I and Ultramar Diamond Shamrock Corporation are incorporated by reference into Part I.

                                TABLE OF CONTENTS

    Item                                                                   Page

                                     PART I

  1.   Business..........................................................     2

  2.   Properties........................................................     3

  3.   Legal Proceedings.................................................     3

  4.   Submission of Matters to a Vote of Security Stockholders..........     3

                                            PART II

  5.   Market for Registrant's Common Equity and Related Stockholder
         Matters.........................................................     4

  6.   Selected Financial Data...........................................     5

  7.   Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................     5

 7A.   Quantitative and Qualitative Disclosures About Market Risk........     7

  8.   Financial Statements and Supplementary Data.......................     8

  9.   Changes in and disagreements with Accountants on Accounting and
         Financial Disclosure............................................    22

                                    PART III

 10.   Directors and Executive Officers of the Registrant................    22

 11.   Executive Compensation............................................    22

 12.   Security Ownership of Certain Beneficial Owners and Management....    22

 13.   Certain Relationships and Related Transactions....................    22

                                     PART IV

 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..    23

Signatures...............................................................    25

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to the Trust's, the Partnership's and the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Certain Forward-Looking Statements" on page 6.

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

The Trust used the proceeds from the issuance of the Trust Securities to purchase the Preferred Securities of UDS Funding I, L.P. (the Partnership). Accordingly, the assets of the Trust consist solely of the Preferred Securities. The Trust exists for the exclusive purposes of:

        o issuing the Trust Securities representing ownership interests in the assets of the Trust,

        o  investing in the Preferred Securities, and

        o engaging in only those other activities necessary or incidental thereto.

There are four Trustees of the Trust:

        o  two Trustees are individuals who are officers of the Company,

        o  the Property Trustee is The Bank of New York, and

        o  the Delaware  Trustee is The Bank of New York (Delaware).

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

So long as the Preferred Securities remain outstanding, the General Partner agrees to:

     o remain the sole general partner of the Partnership and to maintain directly 100% ownership of the General Partner's interest in the Partnership, which interest will at all times represent at least 1% of the total capital of the Partnership,

     o cause the Partnership to remain a limited partnership and not to voluntarily dissolve, liquidate, wind-up or be terminated, except as permitted by the Limited Partnership Agreement, and

     o   use its efforts to ensure that the Partnership will not be:

         o  an investment company for purposes of the 1940 Act or

         o an association or a publicly traded partnership taxable as a corporation for United States Federal income tax purposes.

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

Item 2.  Properties

None.

Item 3.  Legal Proceedings

Neither the Trust nor the Partnership knows of any material legal proceedings involving the Trust or the Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of holders of any securities of the Trust or the Partnership during the year ended December 31, 1999.

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

Since June 25, 1997, the 8.32% TOPrS of the Trust have been listed on the New York Stock Exchange under the symbol "UDS-PA". The table below shows the high and low sales prices on the New York Stock Exchange for the 8.32% TOPrS and the quarterly cash dividends paid:

                                Sales Price
                                -----------                        Cash
                                High               Low            Dividends
                                ----               ---            ---------
      Year 1999
      ---------
     4th quarter              $ 22.50           $ 20.38           $ 0.52
     3rd quarter                24.50             20.63             0.52
     2nd quarter                25.13             24.44             0.52
     1st quarter                25.50             24.75             0.52

     Year 1998

     4th quarter                26.06             24.94             0.52
     3rd quarter                25.96             24.69             0.52
     2nd quarter                26.13             25.38             0.52
     1st quarter                26.38             25.25             0.52

Holders

The Company owns all of the Common Securities of the Trust and all of the general partnership interest in the Partnership.

As of February 9, 2000, there were 8,000,000 TOPrS outstanding which were held by at least 100 beneficial owners.

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

Item 6.  Selected Financial Data

The activities of the Trust and the Partnership are limited to issuing securities and investing the proceeds as described in Item 1 - Business above. Accordingly, the financial statements included in response to Item 8 - Financial Statements and Supplementary Data are incorporated by reference in response to this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Trust is a statutory business trust , which exists for the exclusive purposes of:

        o  issuing the 8.32% TOPrS and the Common Securities of the Trust,

        o investing in the 8.32% Preferred Securities issued by the Partner-ship, and

        o engaging in only those other activities necessary or incidental thereto.

The Partnership is a limited partnership, which exists for the exclusive purposes of:

        o  issuing its partnership interests,

        o  investing  in   certain  eligible   securities  of  the  Company  and
           wholly-owned subsidiaries of the Company and eligible debt securities of non-affiliated entities, and

        o  engaging in only those activities necessary or incidental thereto.

        o The Company is the General Partner and the Trust is the Limited Partner of the Partnership. The Partnership is managed by the General Partner.

On June 25, 1997, the Trust issued the TOPrS and Common Securities for total proceeds of $200,000,000 and $6,186,000, respectively, and invested those proceeds into Preferred Securities of the Partnership. The Trust made quarterly distribution payments on the TOPrS and Common Securities and received funds from the Partnership of equivalent amounts as summarized below:

                                           Period from
                                          June 5, 1997
                                         (Inception) to
                                        1999       1998        December 31, 1997
                                        ----       ----        -----------------

Net income from Preferred Securities    $17,155    $17,155          $8,816
                                        =======    =======          ======
Distributions to:
  8.32% TOPrS                           $16,640    $16,640          $8,552
  8.32% Trust Common Securities             515        515             264
                                        -------    -------          ------
                                        $17,155    $17,155          $8,816
                                        =======    =======          ======

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

                                                               Period from
                                                              June 5, 1997
                                Years Ended December 31,     (Inception) to
                                    1999        1998        December 31, 1997
                                    ----        ----        -----------------
Net income from debentures and
  other investments                 $20,131    $20,125           $10,326
                                    =======    =======           =======
Distributions to:
  General partner                   $ 2,831    $ 2,831           $ 1,452
  Limited partner                    17,155     17,155             8,816
                                    -------    -------           -------
                                    $19,986    $19,986           $10,268
                                    =======    =======           =======

The Company provides, at no cost, all computer and administrative support necessary to process the activities of the Trust and the Partnership. To date, there have been no material malfunctions of the Company's systems or activities due to Year 2000 issues. However, the operations of the Trust and Partnership are not complex and the impact, if any, from year 2000 issues should be immaterial.

The impact of inflation has slowed in recent years and is not expected to have a significant effect on the Trust or the Partnership as their activities are fixed, based on the investments owned and the distribution requirements of the equity ownership interest in the related entities.

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes new accounting and reporting standards for derivative instruments. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which defers the effective date of SFAS No. 133 for one year to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Trust and the Partnership have not entered into, and are not expected to enter into, any transactions involving derivative instruments or hedging activities. Therefore, management believes there would be no material effect to the Trust's or Partnership's financial position or results of operation as a result of implementation of this statement.

In August 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 99 - Materiality which provides guidance in applying materiality thresholds to the preparation of financial statements filed with the SEC and the performance of audits of those financial statements. In November 1999, the SEC issued SAB No. 100 - Restructuring and Impairment Charges which provides guidance regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. In December 1999, the SEC issued SAB No. 101 - Revenue Recognition in Financial Statements which provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. Management of the Company has reviewed the guidance of these SABs and believes that the accounting policies of the Company and the disclosures in the financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations are appropriate.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Neither the Trust nor the Partnership has entered into any transactions using derivative financial instruments or derivative commodity instruments. The Company's management believes that the Trust's and Partnership's exposure to market risk associated with other investments is not material.

Item 8.  Financial Statements and Supplementary Data

                    Report of Independent Public Accountants

To UDS Capital I:

We have audited the accompanying balance sheets of UDS Capital I, a Delaware business trust (the Trust) as of December 31, 1999 and 1998, and the related statements of income, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998, and the period from June 5, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UDS Capital I as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and the period from June 5, 1997 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.

                                                /s/ ARTHUR ANDERSEN LLP


San Antonio, Texas
February 1, 2000

                                  UDS CAPITAL I
                                 BALANCE SHEETS
                     (in thousands, except securities data)


                                                               December 31,
                                                            1999         1998
                                                            ----         ----
                                     Assets

Investment in UDS Funding I, L.P. Preferred Securities    $206,186     $206,186
                                                          --------     --------

    Total Assets                                          $206,186     $206,186
                                                          ========     ========

                              Stockholders' Equity

8.32% Trust Originated Preferred Securities, $25.00 liquidation amount per security:

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

                                 UDS CAPITAL I
                              STATEMENTS OF INCOME
                                (in thousands)

                                                                  Period from
                                          Years Ended            June 5, 1997
                                          December 31,          (Inception) to
                                      1999           1998      December 31, 1997
                                      ----           ----      -----------------

Net income on UDS Funding I, L.P.
        Preferred Securities         $17,155      $17,155         $8,816
                                     =======      =======         ======

                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                       STATEMENTS OF STOCKHOLDERS' EQUITY
    Years Ended December 31, 1999 and 1998, and the Period from June 5, 1997
                        (Inception) to December 31, 1997
                     (in thousands, except securities data)

                                                                                                                          Total
                                                                            Common         Preferred        Retained   Stockholders'
                                                                            Securities     Securities       Earnings      Equity
                                                                            ----------     ----------       --------   -------------
June 5, 1997 (Inception)

  Issuance of 247,440 securities of 8.32% Trust Common

    Securities to Ultramar Diamond Shamrock Corporation ..............      $   6,186      $    --        $    --         $   6,186

  Issuance of 8,000,000 securities of 8.32% Trust Originated

   Preferred Securities in a public offering .........................           --          200,000           --           200,000

  Net income .........................................................           --             --            8,816           8,816

  Dividends on 8.32% Trust Originated Preferred Securities ...........           --             --           (8,552)         (8,552)

  Dividends on 8.32% Trust Common Securities .........................           --             --             (264)           (264)
                                                                            ---------      ---------      ---------       ---------

Balance at December 31, 1997 .........................................          6,186        200,000           --           206,186

  Net income .........................................................           --             --           17,155          17,155

  Dividends on 8.32% Trust Originated Preferred Securities ...........           --             --          (16,640)        (16,640)

  Dividends on 8.32% Trust Common Securities .........................           --             --             (515)           (515)
                                                                            ---------      ---------      ---------       ---------

Balance at December 31, 1998 .........................................          6,186        200,000           --           206,186

  Net income .........................................................           --             --           17,155          17,155

  Dividends on 8.32% Trust Originated Preferred Securities ...........           --             --          (16,640)        (16,640)

  Dividends on 8.32% Trust Common Securities .........................           --             --             (515)           (515)
                                                                            ---------      ---------      ---------       ---------

Balance at December 31, 1999 .........................................      $   6,186      $ 200,000      $    --         $ 206,186
                                                                            =========      =========      =========       =========

                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                              Period from
                                                                                              June 5, 1997
                                                               Years Ended December 31,      (Inception) to
                                                               1999                1998     December 31, 1997
                                                               ----                ----     -----------------
Cash Flows Provided By Operating Activities -

Net income on UDS Funding I, L.P. Preferred Securities .....   $  17,155    $  17,155          $   8,816
                                                               ---------    ---------          ---------

Cash Flows Used In Investing Activities -

Purchase of UDS Funding I, L.P. Preferred Securities .......        --           --             (206,186)
                                                               ---------    ---------          ---------
Cash Flows from Financing Activities:

Issuance of 8.32% Trust Originated Preferred Securities in a

 public offering ...........................................        --           --              200,000
Issuance of 8.32% Trust Common Securities to

 Ultramar Diamond Shamrock Corporation .....................        --          6,186
Distributions on 8.32% Trust Originated Preferred Securities     (16,640)     (16,640)            (8,552)
Distributions on 8.32% Trust Common Securities .............        (515)        (515)              (264)
                                                               ---------    ---------          ---------

    Net cash (used in) provided by financing activities ....     (17,155)     (17,155)           197,370
                                                               ---------    ---------          ---------

Net Change in Cash .........................................        --           --                 --
Cash at Beginning of Period ................................        --           --                 --
                                                               ---------    ---------          ---------

Cash at End of Period ......................................   $    --      $    --            $    --
                                                               =========    =========          =========

                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

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

                                  UDS CAPITAL I
                    NOTES TO FINANCIAL STATEMENTS -continued
                           December 31, 1999 and 1998

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

                    Report of Independent Public Accountants

To UDS Funding I, L.P.:

We have audited the accompanying balance sheets of UDS Funding I, L.P., a Delaware limited partnership (the Partnership) as of December 31, 1999 and 1998, and the related statements of income, partners' capital and cash flows for the years ended December 31, 1999 and 1998, and the period from June 5, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UDS Funding I, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and the period from June 5, 1997 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.

                                               /s/ ARTHUR ANDERSEN LLP


San Antonio, Texas
February 1, 2000

                               UDS FUNDING I, L.P.
                                 BALANCE SHEETS
                     (in thousands, except securities data)

                                                                                      December 31,
                                                                                     1999       1998
                                                                                     ----       ----
                                     Assets
Cash and cash equivalents ......................................................   $     90   $     25
                                                                                   --------   --------

Investments:
  Bank certificate of deposit ..................................................        100        100
  Investment in U.S. government securities, at amortized cost ..................      2,564      2,472
  Subordinated debentures of Ultramar Diamond Shamrock Corporation, at cost ....    206,186    206,186
  Subordinated debentures of Ultramar Inc. and Diamond Shamrock Refining
   Company, L.P., both wholly-owned subsidiaries of Ultramar Diamond Shamrock
   Corporation, at cost ........................................................     33,960     33,960
                                                                                   --------   --------
     Total investments .........................................................    242,810    242,718

Accrued interest receivable ....................................................         15         26
                                                                                   --------   --------
       Total Assets ............................................................   $242,915   $242,769
                                                                                   ========   ========
                                Partners' Capital

Limited partnership interest held by UDS Capital I, a Delaware business trust,
  8,247,440 preferred securities with $25.00 per security liquidation preference   $206,186   $206,186

General partnership interest held by Ultramar Diamond Shamrock Corporation .....     36,729     36,583
                                                                                   --------   --------
       Total Partners' Capital .................................................   $242,915   $242,769
                                                                                   ========   ========

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                              STATEMENTS OF INCOME
                                 (in thousands)

                                                                                        Period from
                                                                  Years Ended           June 5, 1997
                                                                  December 31,         (Inception) to
                                                                  1999      1998       December 31, 1997
                                                                  ----      ----       -----------------
Interest income:
  Interest income on subordinated debenture of
  Ultramar Diamond Shamrock Corporation .......................   $17,155   $17,155         $ 8,816

Interest income on subordinated debentures of Ultramar Inc. and
 Diamond Shamrock Refining Company, L.P., both wholly-owned
 subsidiaries of Ultramar Diamond Shamrock Corporation ........     2,825     2,825           1,452

Interest income on U.S. government securities,
  certificate of deposit and cash equivalents .................       151       145              58
                                                                  -------   -------         -------

   Net income .................................................   $20,131   $20,125         $10,326
                                                                  =======   =======         =======

                       See accompanying notes to financial

                               UDS FUNDING I, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
    Years Ended December 31, 1999 and 1998, and the Period from June 5, 1997
                        (Inception) to December 31, 1997
                                 (in thousands)

                                                                                              Total
                                                                   General      Limited      Partners'
                                                                   Partner      Partner      Capital
                                                                   -------      -------      ---------
June 5, 1997 (Inception)

  Issuance of partnership preferred securities to UDS Capital I   $    --      $ 206,186    $ 206,186

  Issuance of general partner interest to Ultramar Diamond
   Shamrock Corporation .......................................      36,386         --         36,386

  Net income allocated to partners ............................       1,510        8,816       10,326

  Distributions to partners ...................................      (1,452)      (8,816)     (10,268)
                                                                  ---------    ---------    ---------
Balance at December 31, 1997 ..................................      36,444      206,186      242,630

  Net income allocated to partners ............................       2,970       17,155       20,125

  Distributions to partners ...................................      (2,831)     (17,155)     (19,986)
                                                                  ---------    ---------    ---------
Balance at December 31, 1998 ..................................      36,583      206,186      242,769

  Net income allocated to partners ............................       2,976       17,155       20,131

  Distributions to partners ...................................      (2,830)     (17,155)     (19,985)
                                                                  ---------    ---------    ---------
Balance at December 31, 1999 ..................................   $  36,729    $ 206,186    $ 242,915
                                                                  =========    =========    =========

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                                 Period from
                                                                                                                  June 5, 1997
                                                                           Years Ended December 31,              (Inception) to
                                                                           1999                 1998           December 31, 1997
                                                                           ----                 ----           -----------------
Cash Flows from Operating Activities:

  Net income                                                             $ 20,131             $ 20,125            $   10,326
  Accretion of U.S. government securities                                       -                    -                   (23)
  Decrease (Increase) in accrued interest receivable                           11                  (23)                   (3)
                                                                         --------             --------            ----------
    Net cash provided by operating activities                              20,142               20,102                10,300
                                                                         --------             --------            ----------
Cash Flows from Investing Activities:

  Purchases of affiliated subordinated debentures                               -                    -              (240,146)
  Purchase of bank certificate of deposit                                       -                 (100)                  (99)
  Maturity of bank certificate of deposit                                       -                   99                     -
  Purchases of U.S. government securities                                    (592)              (3,072)               (3,503)
  Maturity of U.S. government securities                                      500                2,926                 1,200
                                                                         --------             --------            ----------
    Net cash used in investing activities                                     (92)                (147)             (242,548)
                                                                         --------             --------            ----------
Cash Flows from Financing Activities:

  Proceeds from issuance of preferred securities                                -                    -               206,186
  Contributions for general partner interest                                    -                    -                36,386
  Distributions to Limited Partner                                        (17,155)             (17,155)               (8,816)
  Distributions to General Partner                                         (2,830)              (2,831)               (1,452)
                                                                         --------             --------            ----------
    Net cash (used in) provided by financing activities                   (19,985)             (19,986)              232,304
                                                                         --------             --------            ----------
Net Change in Cash                                                             65                  (31)                   56
Cash at Beginning of Period                                                    25                   56                     -
                                                                         --------             --------            ----------
Cash at End of Period                                                    $     90             $     25            $       56
                                                                         ========             ========            ==========

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

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

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 1999 and 1998, cash equivalents consisted of $89,868 and $25,049, respectively, of overnight money market funds, whose cost approximates fair value.

Investments: The Partnership holds investments in subordinated debentures of Ultramar Diamond Shamrock Corporation (the Company) and two wholly-owned subsidiaries of the Company. The Company is one of the largest independent refining and marketing companies in North America. The Company owns six refineries in the United States and Canada and has approximately 5,300 retail convenience stores.

Investments in subordinated debentures of the Company and its subsidiaries, and in U.S. government securities are classified as held-to-maturity and are recorded at amortized cost. The carrying value of the subordinated debentures approximates their fair value as of December 31, 1999 and 1998.

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

                               UDS FUNDING I, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                        December 31, 1999, 1998 and 1997

NOTE 2: Investments

U.S. government securities

Investments in U.S. government securities consisted of the following at December 31 (in thousands):

               Amortized             Gross Unrealized
 Year            Cost             Gains            Losses          Fair Value
 ----          ---------          -----            ------          ----------
 1999           $2,564            $ -               $33              $2,531

 1998            2,472              7                 1               2,478


As of December 31, 1999, maturity of U.S. government securities was as follows (in thousands):

              Year ending December 31,

                        2000                     $  650
                        2001                        631
                        2002                      1,283
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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)           Documents filed as part of this report:

         (1) Financial Statements of the Trust and the Partnership are included under Part II, Item 8:

             UDS Capital I - Financial Statements:  Report of Independent Public
               Accountants Balance Sheets as of December 31, 1999 and 1998

               Statements  of Income for the Years Ended  December  31, 1999 and
                1998, and the Period from June 5, 1997 (Inception) to December 31, 1997

               Statements of  Stockholders'  Equity for the Years Ended December
                31, 1999 and 1998, and the Period from June 5, 1997 (Inception) to December 31, 1997

               Statements  of Cash Flows for the Years Ended  December  31, 1999
                and 1998 and the Period from June 5, 1997 (Inception) to December 31, 1997

               Notes to Financial Statements

             UDS Funding I, L.P. - Financial Statements:
               Report of Independent Public Accountants
               Balance Sheets as of December 31, 1999 and 1998
               Statements  of Income for the Years Ended  December  31, 1999 and
                1998, and the Period from June 5, 1997 (Inception) to December 31, 1997

               Statements of Partners' Capital for the Years Ended December 31, 1999 and 1998, and the Period from June 5, 1997 (Inception) to December 31, 1997 Statements of Cash Flows for the Years Ended December 31, 1999 and 1998,

               and the Period from June 5, 1997 (Inception) to December 31, 1997 Notes to Financial Statements

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


Exhibit                                           Incorporated by Reference
Number              Description                   To the Following Documents
-------             -----------                   --------------------------
 4.1     Certificate of Trust of UDS              Registration Statement on Form
         Capital I dated June 5, 1997             S-3 (File No.333-28737)

 4.2     Amended and Restated  Declaration of     Current Report on Form 8-K
         Trust of UDS Capital I dated June 25,    dated June 30, 1997
         1997

 4.3     Certificate of Limited Partnership of    Registration Statement on Form
         UDS Funding I, L.P. dated June 5, 1997   S-3 (File No.333-28737)

 4.4     Amended and Restated Limited Partner-    Current Report on Form 8-K
         ship Agreement of UDS Funding I, L.P.    dated June 30, 1997
         dated June 25, 1997

 4.5     Trust Preferred  Securities  Guarantee   Current Report on Form 8-K
         Agreement between Ultramar Diamond       dated June 30, 1997
         Shamrock Corporation and The Bank of
         New York as guarantee Trustee dated
         June 25, 1997

 4.6     Partnership Preferred Securities         Current Report on Form 8-K
         Guarantee Agreement by  Ultramar         dated June 30, 1997
         Diamond Shamrock Corporation dated
         June 25, 1997

 4.7     Subordinated Indenture between           Current Report on Form 8-K
         Ultramar Diamond Shamrock Corporation    dated June 30, 1997
         and The Bank of New York dated June
         25, 1997

 4.8     Affiliate Debenture Guarantee Agree-     Registration Statement on Form
         ment between Ultramar Diamond Shamrock   S-3 (File No.333-28737)
         Corporation and The Bank of New York

 4.9     Certificate Evidencing Trust Preferred   Current Report on Form 8-K
         Security                                 dated June 30, 1997

4.10     Certificate Evidencing Partnership       Current Report on Form 8-K
         Preferred Security                       dated June 30, 1997

4.11     Subordinated Debenture                   Current Report on Form 8-K
                                                  dated June 30, 1997

10.1     8.32% Subordinated  Debenture Due 2017   Current Report on Form 8-K
         dated June 25, 1997                      dated June 30, 1997

23.1     Consent of Arthur Andersen                         +

27.1     Financial Data Schedule                            +

+ Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust and the Partnership have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized as of February 10, 2000.

UDS Capital I

By:     /s/ H. PETE SMITH                  By:     /s/ STEVE BLANK
Name:   H. Pete Smith........              Name:   Steve Blank
Title:  Regular Trustee...                 Title:  Regular Trustee


UDS Funding I, L.P.

By: Ultramar Diamond Shamrock Corporation, as General Partner

By:   H. PETE SMITH
Name: H. Pete Smith

Title:   Executive Vice President and Chief Financial Officer

                                                                 Exhibit 23.1

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our
reports  included  in  this  Form  10-K,  into  the  Trust's   previously  filed
Registration Statement on Form S-3 (No. 333-28737).

                                                    /s/ ARTHUR ANDERSEN LLP

San Antonio,  Texas
February 10, 2000