Form 10-Q
period 2000-03-30
UDS CAPITAL I
filed 2000-05-11
CIK 1040581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000


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

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  XXX   No
                                        ---     ---

                      UDS CAPITAL I AND UDS FUNDING I, L.P.
                                    FORM 10-Q
                                 March 31, 2000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----

Item 1.  Financial Statements (Unaudited)

                             UDS CAPITAL I

   Balance Sheets as of March 31, 2000
     and December 31, 1999...............................................  3

   Statements of Income for the Three Months
      Ended March 31, 2000 and 1999......................................  4

   Statements of Cash Flows for the Three Months
      Ended March 31, 2000 and 1999......................................  5

   Notes to Financial Statements.........................................  6

                            UDS FUNDING I, L.P.

   Balance Sheets as of March 31, 2000
     and December 31, 1999...............................................  8

   Statements of Income for the Three Months
      Ended March 31, 2000 and 1999......................................  9

   Statements of Cash Flows for the Three Months
      Ended March 31, 2000 and 1999...................................... 10

   Notes to Financial Statements......................................... 11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................... 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...... 14

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................ 14

SIGNATURES............................................................... 15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  UDS CAPITAL I
                                 BALANCE SHEETS
                     (in thousands, except securities data)

                                                        March 31,  December 31,
                                                         2000           1999
                                                         ----           ----
                                                      (Unaudited)

                                Assets

Investment in UDS Funding I, L.P. Preferred Securities   $ 206,186    $ 206,186
                                                           -------      -------

    Total Assets                                         $ 206,186    $ 206,186
                                                           =======      =======

                         Stockholders' Equity

8.32 % Trust Originated Preferred Securities,
  $25.00 liquidation amount per security;
  8,000,000 securities authorized, issued
  and outstanding                                        $ 200,000    $ 200,000

8.32% Trust Common Securities,
  $25.00 liquidation amount per security;
  247,440 securities authorized, issued
  and outstanding                                            6,186        6,186
                                                           -------      -------

     Total Stockholders' Equity                          $ 206,186    $ 206,186
                                                           =======      =======

                See accompanying notes to financial statements.

                                  UDS CAPITAL I
                              STATEMENTS OF INCOME
                           (unaudited, in thousands)



                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                        2000             1999
                                                        ----             ----

     Net income on UDS Funding I, L.P.
       Preferred Securities                             $4,289           $4,289
                                                        ======           ======

                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                            STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                Three Months Ended March 31,
                                                ----------------------------
                                                         2000             1999
                                                         ----             ----

     Cash Flows Provided By Operating Activities -
        Net income from UDS Funding I, L.P.
          Preferred Securities                          $4,289          $4,289
                                                        -------         -------

     Cash Flows From Financing Activities:
        Distributions on 8.32% Trust Originated
          Preferred Securities                          (4,160)         (4,160)
        Distributions on 8.32% Trust Common Securities    (129)           (129)
                                                        -------         -------

        Net cash used in financing activities           (4,289)         (4,289)
                                                        -------         -------

     Net Change in Cash                                      --              --
     Cash at Beginning of Period                             --              --
                                                        -------         -------

     Cash at End of Period                              $    --         $    --
                                                        =======         =======

                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (unaudited)

NOTE 1:  Summary of Significant Accounting Policies

Basis of Presentation: UDS Capital I (the Trust) is a statutory business trust formed for the exclusive purposes of:

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

The accompanying unaudited financial statements have been prepared by the Trust in accordance with United States' generally accepted accounting principles for interim financial reporting and with Securities and Exchange Commission rules and regulations for Form 10-Q. In the opinion of the Trust's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Trust's annual report on Form 10-K for the year ended December 31, 1999.

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

NOTE 2:  Investment in UDS Funding I, L.P. Preferred Securities

The Trust owns 8,247,440 8.32% Preferred Securities with a $25.00 liquidation preference per security of the Partnership. The Company is the General Partner of the Partnership. The Preferred Securities are redeemable on or after June 30, 2002 at the option of the Partnership, in whole or in part, at a redemption price equal to $25.00 per security. Upon any redemption of the Preferred Securities, the TOPrS will be redeemed.

Distributions on the Preferred Securities are payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year. Distributions not paid on the scheduled payment date accumulate and compound quarterly at the rate of 8.32% per annum. The distribution payment dates of the Preferred

                                  UDS CAPITAL I
                    NOTES TO FINANCIAL STATEMENTS - continued

Securities correspond to the distribution payment dates of the TOPrS. The Company has guaranteed, on a subordinated basis, the distributions due on the Preferred Securities if and when declared by the Partnership and the payments upon liquidation of the Partnership or the redemption of the Preferred Securities to the extent funds are legally available.

NOTE 3: Stockholders' Equity

Trust Originated Preferred Securities
The Trust has issued 8,000,000 of 8.32% TOPrS, with a $25.00 liquidation amount per security, for total proceeds of $200,000,000. Holders of the TOPrS have limited voting rights and are not entitled to vote to appoint, remove or replace, or to increase or decrease the number of trustees, which voting rights are vested exclusively in the holder of the Common Securities. Under certain circumstances, the TOPrS have preferential rights to payments relative to the Common Securities.

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

Trust Common Securities
The Trust has also issued 247,440 of 8.32% Common Securities with a $25.00 liquidation amount per security to the Company for $6,186,000. The Common Securities are redeemable on or after June 30, 2002 at the option of the Trust, in whole or in part, at a redemption price equal to $25.00 per security. Distributions on the Common Securities are cumulative and payable quarterly on March 31, June 30, September 30, and December 31 of each year, in arrears, at the annual rate of 8.32% of the liquidation amount, if and when the Trust has funds available for distribution, subject to the Preferred Securities preferential rights.

                               UDS FUNDING I, L.P.
                                 BALANCE SHEETS
                     (in thousands, except securities data)


                                                    March 31,    December 31,
                                                      2000              1999
                                                      ----              ----
                                                   (Unaudited)

                     Assets

Cash and cash equivalents                            $     759      $      90
                                                      --------       --------

Investments:

  Bank certificate of deposit                              100            100
  Investment in U.S. government securities,
    at amortized cost                                    1,914          2,564
  Subordinated debentures of Ultramar Diamond
    Shamrock Corporation, at cost                      206,186        206,186
  Subordinated debentures of Ultramar Inc. and
     Diamond Shamrock Refining Company, L.P.,
     both wholly-owned subsidiaries of Ultramar
     Diamond Shamrock Corporation, at cost              33,960         33,960
                                                      --------       --------
       Total investments                               242,160        242,810

Accrued interest receivable                                 35             15
                                                      --------       --------

         Total Assets                                $ 242,954       $242,915
                                                      ========       ========

                           Partners' Capital

Limited  partnership  interest held by UDS Capital I,
  a Delaware business trust, 8,247,440 preferred
  securities with $25.00 per security liquidation
  preference                                         $ 206,186       $206,186

General partnership interest held by
  Ultramar Diamond Shamrock Corporation                 36,768         36,729
                                                      --------       --------

         Total Partners' Capital                     $ 242,954       $242,915
                                                      ========       ========
                See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                              STATEMENTS OF INCOME
                           (unaudited, in thousands)

                                            Three Months Ended March 31,
                                            ----------------------------
                                                2000             1999
                                                ----             ----

Interest income:

Interest income on subordinated debenture
  of Ultramar Diamond Shamrock Corporation   $ 4,289          $ 4,289

Interest income on subordinated debentures
  of Ultramar Inc. and Diamond Shamrock
  Refining Company, L.P., both wholly-
  owned subsidiaries of Ultramar Diamond
  Shamrock Corporation                           706              706

Interest income on U.S. government
  securities, certificate of deposit and
  cash equivalents                                39               38
                                             -------          -------

    Net income                               $ 5,034          $ 5,033
                                             =======          =======

                See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                            STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                               Three Months Ended March 31,
                                               ---------------------------
                                                    2000              1999
                                                    ----              ----

Cash Flows From Operating Activities:
  Net income                                     $  5,034         $   5,033
  Increase in accrued interest receivable             (20)               (4)
                                                 --------         ---------
   Net cash provided by operating activities        5,014             5,029
                                                 --------         ---------

Cash Flows Provided by Investing Activities-
  Maturities of U.S. government securities            650                --
                                                 --------         ---------

Cash Flows From Financing Activities:
  Distributions to Limited Partner                 (4,289)           (4,289)
  Distributions to General Partner                   (706)             (706)
                                                 --------         --------
    Net cash used in financing activities          (4,995)           (4,995)
                                                 --------         ---------

Net Increase in cash and cash equivalents             669                34
Cash and cash equivalents at Beginning of Per          90                25
                                                 --------         ---------

Cash and cash equivalents at End of Period       $    759         $      59
                                                 ========         =========

                See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (unaudited)

NOTE 1:  Summary of Significant Accounting Policies

Basis of Presentation: UDS Funding I, L.P. (the Partnership) is a limited partnership formed for the exclusive purposes of:

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

The accompanying unaudited financial statements have been prepared by the Partnership in accordance with United States' generally accepted accounting principles for interim financial reporting and with Securities and Exchange Commission rules and regulations for Form 10-Q. In the opinion of the Partnership's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in UDS Capital I's (the Trust) annual report on Form 10-K for the year ended December 31, 1999.

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2000 and December 31, 1999, cash equivalents consisted of money market funds, whose cost approximates fair value.

Investments: Investments in subordinated debentures of the Company and Ultramar Inc. and Diamond Shamrock Refining Company, L.P. (the Subsidiaries) and in U.S. government securities are classified as held-to-maturity and are recorded at amortized cost. The carrying value of the subordinated debentures approximates their fair value as of March 31, 2000 and December 31, 1999.

Income Taxes: The Partnership is classified as a partnership for U.S. Federal income tax purposes. Accordingly, the Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

                               UDS FUNDING I, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued

NOTE 2:  Investments

U.S. government securities

Investments in U.S. government securities consisted of the following (in thousands):

                       Amortized              Gross Unrealized           Fair
                         Cost             Gains         Losses          Value
                         ----             -----         ------          -----

March 31, 2000         $ 1,914            $ -            $ 39         $ 1,875
December 31, 1999        2,564              -              33           2,531

As of March 31, 2000, U.S. government securities mature as follows (in thousands):

    June 2001                            631
    June 2002                          1,283
                                       -----
                                     $ 1,914

Subordinated debentures
The subordinated debentures of the Company and the Subsidiaries have a term of 20 years and bear interest at 8.32% per annum. The subordinated debentures are redeemable on or after June 30, 2002 at the option of the Company and the Subsidiaries, in whole or in part, at a redemption price equal to the entire principal amount of the subordinated debentures being so redeemed plus any accrued and unpaid interest. The interest payment dates correspond to the distribution payment dates of the Preferred Securities. Interest and redemption payments on the Subsidiaries' debentures are guaranteed by the Company on a subordinated basis.

NOTE 3:  Partners' Capital

The Partnership has outstanding 8,247,440 of 8.32% Preferred Securities, with a $25.00 liquidation preference per security owned by the Trust. The Preferred Securities are redeemable on or after June 30, 2002 at the option of the Partnership, in whole or in part, at a redemption price equal to $25.00 per security. Distributions on the Preferred Securities are cumulative and are payable quarterly on March 31, June 30, September 30, and December 31 of each year, if and when declared by the General Partner.

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

In 1997, the Trust issued the TOPrS and Common Securities for total proceeds of $200,000,000 and $6,186,000, respectively, and invested those proceeds in Preferred Securities of the Partnership. The Trust received net income from Preferred Securities from the Partnership and made distributions to the TOPrS and Common Securities as summarized below:

                                          Three Months Ended March 31,

                                                 2000             1999
                                                 ----             ----
                                                   (in thousands)

Net income from Preferred Securities          $ 4,289           $ 4,289
                                                =====             =====

Distributions to:
  TOPrS                                       $ 4,160           $ 4,160
  Common Securities                               129               129
                                               ------            ------
                                              $ 4,289           $ 4,289
                                                =====             =====

In 1997, the Partnership issued the Preferred Securities and the general partner interest for total proceeds of $206,186,000 and $36,386,000, respectively, and invested those proceeds in the subordinated debentures of the Company and wholly-owned subsidiaries of the Company totaling $240,146,000. In addition, the Partnership invested approximately $2,400,000 in Eligible Debt Securities and other investments. Net income from debentures and other investments and distributions to the General Partner and the Limited Partner are summarized below:

                                          Three Months Ended March 31,

                                                 2000             1999
                                                 ----             ----
                                                   (in thousands)

Net income from debentures
  and other investments                       $ 5,034           $ 5,033
                                                =====             =====

Distributions to:
  Limited partner                             $ 4,289           $ 4,289
  General partner                                 706               706
                                               ------            ------
                                              $ 4,995           $ 4,995
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

UDS Capital I


By:    /s/ H. Pete Smith
       -----------------
Name:  H. Pete Smith
Title: Regular Trustee
May 10, 2000


UDS Funding I, L.P.

By: Ultramar Diamond Shamrock Corporation, as General Partner

By:    /s/ H. Pete Smith
       -----------------
Name:  H. Pete Smith
Title: Executive Vice President and Chief Financial Officer
May 10, 2000