Form 10-Q
period 2000-07-30
UDS CAPITAL I
filed 2000-08-07
CIK 1040581

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                       For the quarter ended June 30, 2000

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

                      UDS CAPITAL I AND UDS FUNDING I, L.P.

                                    FORM 10-Q

                                  June 30, 2000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----
Item 1.      Financial Statements (Unaudited)

                                  UDS CAPITAL I

     Balance Sheets as of June 30, 2000 and December 31, 1999.............  3

     Statements of Income for the Three and Six Months
        Ended June 30, 2000 and 1999......................................  4

     Statements of Cash Flows for the Six Months

        Ended June 30, 2000 and 1999......................................  5

     Notes to Financial Statements........................................  6

                               UDS FUNDING I, L.P.

     Balance Sheets as of June 30, 2000 and December 31, 1999.............  8

     Statements of Income for the Three and Six Months
        Ended June 30, 2000 and 1999......................................  9

     Statements of Cash Flows for the Six Months Ended
        June 30, 2000 and 1999............................................ 10

     Notes to Financial Statements........................................ 11

Item 2.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................. 13

Item 3.      Quantitative and Qualitative Disclosures About Market Risk... 14

PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K............................. 14

SIGNATURES................................................................ 15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  UDS CAPITAL I
                                 BALANCE SHEETS
                     (in thousands, except securities data)

                                                    June 30,        December 31,
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

                                  UDS CAPITAL I
                              STATEMENTS OF INCOME
                            (unaudited, in thousands)

                                    Three Months                Six Months
                                    Ended June 30,              Ended June 30,
                                    --------------         --------------------
                                     2000      1999         2000           1999
                                     ----      ----         ----           ----

Net income on UDS Funding I, L.P.

   Preferred Securities             $4,288    $4,288       $8,577         $8,577
                                    ======    ======       ======         ======

                       See accompanying notes to financial

                                  UDS CAPITAL I
                            STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                      Six Months Ended June 30,

                                                      2000              1999
                                                      ----              ----

Cash Flows Provided By Operating Activities -
Net income from UDS Funding I, L.P. Preferred
        Securities                                   $ 8,577           $ 8,577
                                                     -------           -------

Cash Flows From Financing Activities:
Distributions on 8.32% Trust Originated
        Preferred Securities                          (8,320)           (8,320)
Distributions on 8.32% Trust Common Securities          (257)             (257)
                                                     -------           ------

    Net cash used in financing activities             (8,577)           (8,577)
                                                     -------           -------

Net Change in Cash                                         -                 -
Cash at Beginning of Period                                -                 -
                                                     -------           -------

Cash at End of Period                                $     -           $     -
                                                     =======           =======

                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (unaudited)

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

Distributions on the Preferred Securities are payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year. Distributions not paid on the scheduled payment date accumulate and compound quarterly at the rate of 8.32% per annum. The distribution payment dates of the Preferred Securities

                                  UDS CAPITAL I
                    NOTES TO FINANCIAL STATEMENTS - continued

correspond to the distribution payment dates of the TOPrS. The Company has guaranteed, on a subordinated basis, the distributions due on the Preferred Securities if and when declared by the Partnership and the payments upon liquidation of the Partnership or the redemption of the Preferred Securities to the extent funds are legally available.

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

                               UDS FUNDING I, L.P.
                                 BALANCE SHEETS
                     (in thousands, except securities data)

                                                       June 30,     December 31,
                                                         2000           1999
                                                         ----           ----
                                                     (unaudited)
                   Assets
Cash and cash equivalents                              $    156      $     90
                                                       --------      --------
Investments:
  Bank certificate of deposit                               100           100
  Investment in U.S. government securities,
        at amortized cost                                 2,564         2,564
  Subordinated debentures of Ultramar Diamond
        Shamrock

     Corporation, at cost                               206,186       206,186
  Subordinated debentures of Ultramar Inc. and
     Diamond Shamrock Refining Company, L.P.,
     both wholly-owned subsidiaries of
     Ultramar Diamond Shamrock Corporation, at
        cost                                             33,960        33,960
                                                       --------      --------
       Total investments                                242,810       242,810

Accrued interest receivable                                  29            15
                                                       --------      --------
         Total Assets                                  $242,995      $242,915
                                                       ========      ========


                           Partners' Capital

Limited partnership  interest held by UDS
  Capital I, a Delaware business trust,
  8,247,440 preferred securities with
  $25.00 per security liquidation preference           $206,186      $206,186

General partnership interest held by
  Ultramar Diamond Shamrock Corporation                  36,809        36,729
                                                       --------      --------

         Total Partners' Capital                       $242,995      $242,915
                                                       ========      ========

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                              STATEMENTS OF INCOME
                            (unaudited, in thousands)

                                                          Three Months Ended June 30,         Six Months Ended June 30,
                                                          ---------------------------         -------------------------
                                                             2000             1999              2000             1999
                                                             ----             ----              ----             ----

Interest income:
Interest income on subordinated debenture
  of Ultramar Diamond Shamrock Corporation                  $4,288            $4,288           $ 8,577          $ 8,577

Interest income on subordinated debentures of Ultramar Inc. and Diamond Shamrock
  Refining Company, L.P., both wholly-
  owned subsidiaries of Ultramar Diamond

  Shamrock Corporation                                         707               707             1,413            1,413

Interest income on U.S. government
  securities, certificate of deposit and
  cash equivalents                                              41                36                80               74
                                                            ------            ------           -------          -------

    Net income                                              $5,036            $5,031           $10,070          $10,064
                                                            ======            ======           =======          =======

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                            STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                       2000              1999
                                                       ----              ----
Cash Flows From Operating Activities:

  Net income                                          $10,070          $10,064
  Amortization of U.S. government securities                -                1
  Increase in accrued interest receivable                 (14)              (3)
                                                      -------          -------
       Net cash provided by operating activities       10,056           10,062
                                                      -------          -------

Cash Flows Provided by Investing Activities:

  Purchase of U.S. government securities                 (650)               -
  Maturities of U.S. government securities                650                -
                                                      -------          -------
    Net cash provided by investing activities               -                -
                                                      -------          -------

Cash Flows From Financing Activities:

  Distributions to Limited Partner                     (8,577)          (8,577)
  Distributions to General Partner                     (1,413)          (1,413)
                                                      -------          -------
    Net cash used in financing activities              (9,990)          (9,990)
                                                      -------          -------

Net Increase in cash and cash equivalents                  66               72
Cash and cash equivalents at Beginning of Period           90               25
                                                      -------          -------

Cash and cash equivalents at End of Period            $   156          $    97
                                                      =======          =======

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (unaudited)

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

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2000 and December 31, 1999, cash equivalents consisted of money market funds, whose cost approximates fair value.

Investments: Investments in subordinated debentures of the Company and Ultramar Inc. and Diamond Shamrock Refining Company, L.P. (the Subsidiaries) and in U.S. government securities are classified as held-to-maturity and are recorded at amortized cost. The carrying value of the subordinated debentures approximates their fair value as of June 30, 2000 and December 31, 1999.

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

                               UDS FUNDING I, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued

NOTE 2:  Investments

U.S. government securities

Investments in U.S. government securities consisted of the following (in thousands):

                                       Gross Unrealized
                                       -----------------
                       Amortized                                      Fair
                         Cost          Gains      Losses              Value
                         ----          -----      ------              -----
June 30, 2000           $ 2,564       $ -            $ 35            $ 2,529
December 31, 1999         2,564         -              33              2,531

As of June 30, 2000, U.S. government securities mature as follows (in thousands):

         June 2001      $   630
         June 2002        1,284
         June 2003          650
                        -------
                        $ 2,564

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

In 1997, the Trust issued the TOPrS and Common Securities for total proceeds of $200,000,000 and $6,186,000, respectively, and invested those proceeds in Preferred Securities of the Partnership. The Trust received net income from Preferred Securities from the Partnership and made distributions to the TOPrS and Common Securities as summarized below:

                                             Three Months Ended June 30,         Six Months Ended June 30,
                                             ---------------------------         -------------------------
                                                 2000             1999             2000              1999
                                                 ----             ----             ----              ----
                                                                     (in thousands)
Net income from Preferred Securities          $ 4,288           $ 4,288          $ 8,577           $ 8,577
                                                =====             =====            =====             =====
Distributions to:
  TOPrS                                       $ 4,160           $ 4,160          $ 8,320           $ 8,320
  Common Securities                               128               128              257               257
                                               ------            ------          -------            ------
                                              $ 4,288           $ 4,288          $ 8,577           $ 8,577
                                                =====             =====            =====             =====

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

                                             Three Months Ended June 30,         Six Months Ended June 30,
                                             ---------------------------         -------------------------
                                                 2000             1999             2000              1999
                                                 ----             ----             ----              ----
                                                                     (in thousands)
Net income from debentures
  and other investments                       $ 5,036           $ 5,031         $ 10,070          $ 10,064
                                                =====             =====           ======            ======
Distributions to:
  Limited partner                             $ 4,288           $ 4,288          $ 8,577           $ 8,577
  General partner                                 707               707            1,413             1,413
                                               ------            ------            -----             -----
                                              $ 4,995           $ 4,995          $ 9,990           $ 9,990
                                                =====             =====            =====             =====

Accounting Pronouncements

In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." FASB Statement No. 138 addresses a number of issues causing implementation difficulties for numerous entities that apply FASB Statement No. 133. FASB Statement No. 138 amends the accounting and reporting standards of FASB
Statement No. 133 for certain derivative instruments and certain hedging activities. Management believes there will be no material effect to the Trust's or Partnership's financial position or results of operation as a result of implementation of this statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Trust and the Partnership have not entered into any transactions using derivative financial instruments or derivative commodity instruments. The Company's management believes that the Trust's and Partnership's exposure to market risk associated with other investments is not material.

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

UDS Capital I

By:  /s/ H. Pete Smith
Name:    H. Pete Smith
Title:   Regular Trustee
August 1, 2000

UDS Funding I, L.P.

By: Ultramar Diamond Shamrock Corporation, as General Partner

By:  /s/ H. Pete Smith
Name:    H. Pete Smith
Title:   Executive Vice President and Chief Financial Officer
August 1, 2000