Form 10-Q
period 2000-09-30
UDS CAPITAL I
filed 2000-11-09
CIK 1040581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

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

                     UDS CAPITAL I AND UDS FUNDING I, L.P.
                                    FORM 10-Q
                               September 30, 2000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1.  Financial Statements (Unaudited)

                                UDS CAPITAL I

   Balance Sheets as of September 30, 2000 and December 31, 1999......        3

   Statements of Income for the Three and Nine Months Ended
     September 30, 2000 and 1999......................................        4

   Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and 1999......................................        5

   Notes to Financial Statements......................................        6

                           UDS FUNDING I, L.P.

   Balance Sheets as of September 30, 2000 and December 31, 1999......        8

   Statements of Income for the Three and Nine Months Ended
     September 30, 2000 and 1999......................................        9

   Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and 1999......................................       10

   Notes to Financial Statements......................................       11

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations..........................................       13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...       14

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................       14

SIGNATURES............................................................       15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  UDS CAPITAL I
                                 BALANCE SHEETS
                     (in thousands, except securities data)

                                                                        September 30,      December 31,
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

                                  UDS CAPITAL I
                              STATEMENTS OF INCOME
                            (unaudited, in thousands)

                                                   Three Months Ended            Nine Months Ended September
                                                     September 30,                           30,
                                                     -------------                           ---
                                                  2000               1999           2000             1999
                                                  ----               ----           ----             ----
Net income on UDS Funding I, L.P.
   Preferred Securities                          $4,289             $4,289         $12,866          $12,866
                                                 ======             ======         =======          =======

                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                            STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                         Nine Months Ended September 30,
                                                                             2000               1999
                                                                             ----               ----
Cash Flows Provided By Operating Activities -
Net income from UDS Funding I, L.P. Preferred Securities                   $ 12,866           $ 12,866
                                                                           --------           --------

Cash Flows From Financing Activities:
Distributions on 8.32% Trust Originated Preferred Securities                (12,480)           (12,480)
Distributions on 8.32% Trust Common Securities                                 (386)              (386)
                                                                           --------           --------

    Net cash used in financing activities                                   (12,866)           (12,866)
                                                                           --------           --------

Net Change in Cash                                                                -                  -
Cash at Beginning of Period                                                       -                  -
                                                                           --------           --------

Cash at End of Period                                                             -           $      -
                                                                           ========           ========

                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (unaudited)

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

                               UDS FUNDING I, L.P.
                                 BALANCE SHEETS
                     (in thousands, except securities data)

                                                                         September 30,      December 31,
                                                                             2000             1999
                                                                             ----             ----
                                                                          (unaudited)
                                Assets
Cash and cash equivalents                                                 $    180           $     90
                                                                          --------           --------

Investments:
  Bank certificate of deposit                                                  100                100
  Investment in U.S. government securities, at amortized cost                2,564              2,564
  Subordinated debentures of Ultramar Diamond Shamrock

     Corporation, at cost                                                  206,186            206,186
  Subordinated debentures of Ultramar Inc. and
     Diamond Shamrock Refining Company, L.P.,
     both wholly-owned subsidiaries of
     Ultramar Diamond Shamrock Corporation, at cost                         33,960             33,960
                                                                          --------           -------
       Total investments                                                   242,810            242,810

Accrued interest receivable                                                     43                 15
                                                                          --------           --------

         Total Assets                                                     $243,033           $242,915
                                                                          ========           ========

                          Partners' Capital

Limited partnership interest held by UDS Capital I, a Delaware business trust, 8,247,440 preferred securities

  with $25.00 per security liquidation preference                         $206,186           $206,186

General partnership interest held by
  Ultramar Diamond Shamrock Corporation                                     36,847             36,729
                                                                          --------           -------

         Total Partners' Capital                                          $243,033           $242,915
                                                                          ========           ========

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                              STATEMENTS OF INCOME
                            (unaudited, in thousands)

                                                             Three Months Ended                  Nine Months Ended
                                                                September 30,                       September 30,
                                                                -------------                       -------------
                                                            2000              1999              2000             1999
                                                            ----              ----              ----             ----
Interest income:

Interest income on subordinated debenture
  of Ultramar Diamond Shamrock Corporation                 $4,289             $4,289           $12,866          $12,866

Interest income on subordinated debentures of Ultramar Inc. and Diamond Shamrock
  Refining Company, L.P., both wholly-
  owned subsidiaries of Ultramar Diamond

  Shamrock Corporation                                        706                706             2,119            2,119

Interest income on U.S. government
  securities, certificate of deposit and
  cash equivalents                                             43                 38               123              112
                                                           ------             ------           -------          -------

    Net income                                             $5,038             $5,033           $15,108          $15,097
                                                           ======             ======           =======          =======

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                            STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                        2000              1999
                                                        ----              ----

Cash Flows From Operating Activities:

  Net income                                          $15,108           $15,097
  Amortization of U.S. government securities                -                 1
  Increase in accrued interest receivable                 (28)               (6)
                                                      -------           --------
       Net cash provided by operating activities      15,080             15,092
                                                      -------           --------

Cash Flows From Investing Activities:

  Purchase of U.S. government securities                 (650)             (593)
  Maturities of U.S. government securities                650               500
                                                      -------           -------
    Net cash used in investing activities                   -               (93)
                                                      -------           -------

Cash Flows From Financing Activities:

  Distributions to Limited Partner                    (12,866)          (12,866)
  Distributions to General Partner                     (2,124)           (2,124)
                                                      -------           -------
    Net cash used in financing activities             (14,990)          (14,990)
                                                      -------           -------

Net Increase in cash and cash equivalents                  90                9
Cash and cash equivalents at Beginning of Period           90               25
                                                      -------           -------

Cash and cash equivalents at End of Period            $   180           $    34
                                                      =======           =======

                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (unaudited)

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

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2000 and December 31, 1999, cash equivalents consisted of money market funds, whose cost approximates fair value.

Investments: Investments in subordinated debentures of the Company and Ultramar Inc. and Diamond Shamrock Refining Company, L.P. (the Subsidiaries) and in U.S. government securities are classified as held-to-maturity and are recorded at amortized cost. The carrying value of the subordinated debentures approximates their fair value as of September 30, 2000 and December 31, 1999.

Income Taxes: The Partnership is classified as a partnership for U.S. Federal income tax purposes. Accordingly, the Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

                               UDS FUNDING I, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued

NOTE 2:  Investments

U.S. government securities
Investments in U.S. government securities consisted of the following (in thousands):

                        Amortized            Gross Unrealized            Fair
                          Cost             Gains         Losses          Value

September 30, 2000       $2,564             $3            $19           $2,548
December 31, 1999         2,564              -             33            2,531

As of September 30, 2000, U.S. government securities mature as follows (in thousands):

         June 2001        $  630
         June 2002         1,284
         June 2003           650
                          ------
                          $2,564

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

In 1997, the Trust issued the TOPrS and Common Securities for total proceeds of $200,000,000 and $6,186,000, respectively, and invested those proceeds in Preferred Securities of the Partnership. The Trust received net income from Preferred Securities from the Partnership and made distributions to the TOPrS and Common Securities as summarized below:

                                                 Three Months Ended                  Nine Months Ended
                                                    September 30,                      September 30,
                                                    -------------                      -------------
                                                 2000             1999             2000              1999
                                                 ----             ----             ----              ----
                                                                     (in thousands)
Net income from Preferred Securities           $4,289            $4,289          $12,866           $12,866
                                               ======            ======          =======           =======

Distributions to:
  TOPrS                                        $4,160            $4,160          $12,480           $12,480
  Common Securities                               129               129              386               386
                                               ------            ------          -------           -------
                                               $4,289            $4,289          $12,866           $12,866
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

                                                 Three Months Ended                  Nine Months Ended
                                                    September 30,                      September 30,
                                                    -------------                      -------------
                                                 2000             1999             2000              1999
                                                 ----             ----             ----              ----
                                                                     (in thousands)
Net income from debentures
  and other investments                        $5,038            $5,033          $15,108           $15,097
                                               ======            ======          =======           =======

Distributions to:
  Limited partner                              $4,289            $4,289          $12,866           $12,866
  General partner                                 711               711            2,124             2,124
                                               ------            ------          -------           -------
                                               $5,000            $5,000          $14,990           $14,990
                                               ======            ======          =======           =======

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

In September 2000, the FASB issued FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." FASB Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of FASB Statement No. 125's provisions without reconsideration. Management believes there will be no effect to the Trust's or Partnership's financial position or results of operation as a result of implementation of this statement.

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

UDS Capital I

By:  /s/ ROBERT SHAPARD
Name:    Robert Shapard
Title:   Regular Trustee

November 9, 2000

UDS Funding I, L.P.

By: Ultramar Diamond Shamrock Corporation, as General Partner

By:  /s/ ROBERT SHAPARD
Name:    Robert Shapard
Title:   Executive Vice President and Chief Financial Officer
November 9, 2000