Form 10-K
period 2000-12-31
UDS CAPITAL I
filed 2001-02-20
CIK 1040581

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934: For the year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |X| ------

No voting stock was held by non-affiliates of UDS Capital I as of February 15, 2001.

As of February 15, 2001, there are 247,440 shares of 8.32% Trust Common Securities, $25.00 liquidation amount per security of UDS Capital I outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.
================================================================================


                                TABLE OF CONTENTS

 Item                                                                    Page
                                    PART I

  1.   Business...........................................................  2

  2.   Properties.........................................................  3

  3.   Legal Proceedings..................................................  3

  4.   Submission of Matters to a Vote of Security Stockholders...........  3

                                    PART II

  5.   Market for Registrant's Common Equity and Related Stockholder
       Matters............................................................  4

  6.   Selected Financial Data............................................  5

  7.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations..............................................  5

7A.    Quantitative and Qualitative Disclosures About Market Risk.........  7

  8.   Financial Statements and Supplementary Data........................  8

  9.   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure............................................... 22

                                   PART III

 10.   Directors and Executive Officers of the Registrant................. 22

 11.   Executive Compensation............................................. 22

 12.   Security Ownership of Certain Beneficial Owners and Management..... 23

 13.   Certain Relationships and Related Transactions..................... 23

                                    PART IV

 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....24

Signatures....................................................................27

This Annual Report on Form 10-K (including documents incorporated by reference herein) contains statements with respect to the Trust's, the Partnership's and the Company's expectations or beliefs as to future events. These types of statements are "forward-looking" and are subject to uncertainties. See "Certain Forward-Looking Statements" on page 7.



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

Holders of the TOPrS are entitled to receive cumulative cash distributions accumulating from the date of issuance and payable quarterly in arrears on each March 31, June 30, September 30, and December 31, at an annual rate of 8.32% of the liquidation amount of $25.00 per TOPrS (equivalent to $2.08 per TOPrS per annum) if and when the Trust has the funds available for payment. The ability of the Trust to pay distributions on the TOPrS is entirely dependent on its receipt of corresponding distributions from the Preferred Securities.

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

Holders of the Preferred Securities are entitled to receive cumulative cash distributions accumulating from the date of issuance and payable quarterly in arrears on each March 31, June 30, September 30, and December 31, at an annual rate of 8.32% of the liquidation amount of $25.00 per security (equivalent to $2.08 per security per annum) if and when declared by the General Partner in its sole discretion when funds are legally available for payment. The ability of the Partnership to pay distributions on the Preferred Securities is dependent on its receipt of payments from the Debentures and Eligible Debt Securities.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of holders of any securities of the Trust or the Partnership during the year ended December 31, 2000.



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

Since June 25, 1997, the 8.32% TOPrS of the Trust have been listed on the New York Stock Exchange under the symbol "UDS-PA". The table below shows the high and low sales prices on the New York Stock Exchange for the 8.32% TOPrS and the quarterly cash dividends paid:

                                Sales Price Cash
                                    High              Low           Dividends
         Year 2000
         4th quarter              $ 23.56           $ 21.88           $ 0.52
         3rd quarter                23.88             20.19             0.52
         2nd quarter                20.94             19.00             0.52
         1st quarter                21.13             18.50             0.52

         Year 1999
         4th quarter              $ 22.50           $ 20.38           $ 0.52
         3rd quarter                24.50             20.63             0.52
         2nd quarter                25.13             24.44             0.52
         1st quarter                25.50             24.75             0.52

Holders

The Company owns all of the Common Securities of the Trust and all of the general partnership interest in the Partnership.

As of February 15, 2001, there were 8,000,000 TOPrS outstanding which were held by at least 100 beneficial owners.

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




Item 6.  Selected Financial Data

                                  UDS Capital I

                                                                                                 Period from
                                                                                                June 5, 1997
                                                                                               (Inception) to
                                                           Years Ended December 31,             December 31,
                                                           ------------------------
                                                      2000            1999           1998           1997
                                                      ----            ----           ----           ----
                                                                (in thousands)
Statement of Income Data:
Net Income                                          $ 17,155         $ 17,155      $ 17,155        $ 8,816
Distributions on Trust Originated                     16,640           16,640        16,640          8,552
Distributions on Trust Common Securities                 515              515           515            264





                                                                      As of December 31,
                                                                      ------------------
                                                      2000            1999           1998           1997
                                                      ----            ----           ----           ----
                                                                        (in thousands)
Balance Sheet Data:
Total Assets                                        $ 206,186       $ 206,186     $ 206,186       $206,186
Stockholder's Equity                                  206,186         206,186       206,186        206,186


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Trust is a statutory business trust , which exists for the exclusive purposes of:
o    issuing the 8.32% TOPrS and the Common Securities of the Trust,
o    investing in the 8.32% Preferred Securities issued by the Partnership, and
o    engaging in only those other activities necessary or incidental thereto.

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

On June 25, 1997, the Trust issued the TOPrS and Common Securities for total proceeds of $200,000,000 and $6,186,000, respectively, and invested those proceeds into Preferred Securities of the Partnership. The Trust made quarterly distribution payments on the TOPrS and Common Securities and received funds from the Partnership of equivalent amounts as summarized below:






                                                                   Years Ended December 31,
                                                      2000                   1999                   1998
                                                                        (in thousands)
Net income from Preferred Securities                  $ 17,155               $ 17,155               $ 17,155
                                                        ======                 ======                 ======

Distributions to:
  8.32% TOPrS                                         $ 16,640               $ 16,640               $ 16,640
  8.32% Trust Common Securities                            515                    515                    515
                                                       -------                -------               --------
                                                      $ 17,155               $ 17,155               $ 17,155
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

                                                              Years Ended December 31,
                                                              ------------------------
                                                2000                    1999                    1998
                                                ----                    ----                    ----
                                                                   (in thousands)
Net income from debentures and
  other investments                              $ 20,146                $ 20,131                $ 20,125
                                                   ======                  ======                  ======

Distributions to:
  General partner                               $   2,830               $   2,830               $   2,831
  Limited partner                                  17,155                  17,155                  17,155
                                                   ------                  ------                  ------
                                                 $ 19,985                $ 19,985                $ 19,986
                                                   ======                  ======                  ======

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

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS No. 133 and No. 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Trust and the Partnership adopted these standards effective January 1, 2001 and there was no impact as the Trust and the Partnership do not hold or trade derivative instruments.

In September 2000, the FASB issued FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125." FASB Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of FASB Statement No. 125's provisions without reconsideration. Except as otherwise provided, Statement No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement shall be applied prospectively; earlier or retroactive application of this statement is not permitted. We have reviewed the requirements of Statement No. 140 and will adopt the statement effective April 1, 2001. Management believes there will be no effect to the Trust's or Partnership's financial position or results of operation as a result of implementation of this statement.

Certain Forward Looking Statements

This Annual Report on Form 10-K contains certain "forward-looking" statements as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934 and information relating to the Trust, the Partnership or the Company and its subsidiaries that are based on the beliefs of management as well as assumptions made by and information currently available to management. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to the Trust, the Partnership, the Company or its subsidiaries or management, identify forward-looking statements. Such statements reflect the current views of management with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations and results of operations, including as a result of competitive factors and pricing pressures, shifts in market demand and general economic conditions and other factors. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.

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


Item 8.  Financial Statements and Supplementary Data





                    Report of Independent Public Accountants


To UDS Capital I:

We have audited the accompanying balance sheets of UDS Capital I, a Delaware business trust (the Trust) as of December 31, 2000 and 1999, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UDS Capital I as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                         /s/ ARTHUR ANDERSEN LLP


San Antonio, Texas
February 15, 2001




                                  UDS CAPITAL I
                                 BALANCE SHEETS
                     (in thousands, except securities data)




                                                                                                    December 31,
                                                                                                2000             1999
                                                                                                ----             ----
                                         Assets

Investment in UDS Funding I, L.P. Preferred Securities                                       $ 206,186         $ 206,186
                                                                                             ---------         ---------

    Total Assets                                                                             $ 206,186         $ 206,186
                                                                                             =========         =========


                                  Stockholders' Equity

8.32% Trust Originated Preferred Securities, $25.00 liquidation amount per security:
     8,000,000 securities authorized, issued and outstanding                                 $ 200,000         $ 200,000

8.32% Trust Common Securities, $25.00 liquidation amount per security:
     247,440 securities authorized, issued and outstanding                                       6,186             6,186
                                                                                            ----------        ----------

     Total Stockholders' Equity                                                              $ 206,186         $ 206,186
                                                                                             =========         =========


                 See accompanying notes to financial statements.




                                  UDS CAPITAL I
                              STATEMENTS OF INCOME
                                 (in thousands)




                                                                                    Years Ended December 31,
                                                                                    ------------------------
                                                                        2000                   1999                  1998
                                                                        ----                   ----                  ----

Net income on UDS Funding I, L.P. Preferred Securities                 $ 17,155               $ 17,155              $ 17,155
                                                                         ======                 ======                ======


                 See accompanying notes to financial statements.




                                  UDS CAPITAL I
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2000, 1999 and 1998
                     (in thousands, except securities data)




                                                                                                                       Total
                                                                     Common         Preferred        Retained      Stockholders'
                                                                   Securities      Securities        Earnings         Equity

Balance at December 31, 1997                                        $ 6,186        $ 200,000      $         -        $ 206,186

  Net income                                                              -               -            17,155           17,155

  Dividends on 8.32% Trust Originated Preferred Securities                -               -           (16,640)         (16,640)

  Dividends on 8.32% Trust Common Securities                              -               -              (515)            (515)
                                                                  ---------      -----------          -------       ----------

Balance at December 31, 1998                                          6,186          200,000                -          206,186

  Net income                                                              -                -           17,155           17,155

  Dividends on 8.32% Trust Originated Preferred Securities                -                -           (16,640)         (16,640)

  Dividends on 8.32% Trust Common Securities                              -                -             (515)            (515)
                                                                  ---------      ------------         -------       ----------

Balance at December 31, 1999                                          6,186          200,000                -          206,186

  Net Income                                                              -                -           17,155           17,155

  Dividends on 8.32% Trust Originated Preferred Securities                -                -          (16,640)         (16,640)

  Dividends on 8.32% Trust Common Securities                              -                -             (515)            (515)
                                                                  ---------      ------------         -------       ----------

Balance at December 31, 2000                                        $ 6,186        $ 200,000        $       -        $ 206,186
                                                                      =====          =======          =======          =======


                 See accompanying notes to financial statements.




                                  UDS CAPITAL I
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                                     Years Ended December 31,
                                                                              2000             1999             1998
                                                                              ----             ----             ----

Cash Flows Provided By Operating Activities -

Net income on UDS Funding I, L.P. Preferred Securities                      $ 17,155         $ 17,155         $ 17,155
                                                                              ------           ------           ------

Cash Flows from Financing Activities:

Distributions on 8.32% Trust Originated Preferred Securities                 (16,640)         (16,640)         (16,640)
Distributions on 8.32% Trust Common Securities                                  (515)            (515)            (515)
                                                                            --------         --------         --------

    Net cash used in by financing activities                                 (17,155)         (17,155)         (17,155)
                                                                              ------           ------           ------

Net Change in Cash                                                                 -                -                -
Cash at Beginning of Year                                                          -                -                -
                                                                         ------------     -----------      -----------

Cash at End of Year                                                      $         -   $            -     $          -
                                                                           ==========     ===========       ==========


                 See accompanying notes to financial statements.




                                  UDS CAPITAL I
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

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

The Trust and Partnership are wholly-owned subsidiaries of Ultramar Diamond Shamrock Corporation (the Company) and all expenses related to the operations of the Trust and the Partnership are paid for by the Company. Two Trustees, who manage the Trust, are officers of the Company.

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

Use of Estimates: The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to investment values, based on currently available information. Changes in facts and circumstances may result in revised estimates.

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



                                  UDS CAPITAL I
                    NOTES TO FINANCIAL STATEMENTS -continued
                        December 31, 2000, 1999 and 1998

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

The TOPrS are redeemable on or after June 30, 2002 at the option of the Trust, in whole or in part, at a redemption price equal to $25.00 per security. Distributions on the TOPrS are cumulative and are payable quarterly on March 31, June 30, September 30, and December 31 of each year, if and when the Trust has funds available for distribution. The Company has guaranteed, on a subordinated basis, the payment of all distributions and other payments on the TOPrS to the extent funds are legally available. This guarantee and the Partnership distribution guarantee are subordinated to all other liabilities of the Company and rank equally with the most senior preferred stock of the Company.

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





                    Report of Independent Public Accountants


To UDS Funding I, L.P.:

We have audited the accompanying balance sheets of UDS Funding I, L.P., a Delaware limited partnership (the Partnership) as of December 31, 2000 and 1999, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UDS Funding I, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                         /s/ ARTHUR ANDERSEN LLP


San Antonio, Texas
February 15, 2001



                               UDS FUNDING I, L.P.
                                 BALANCE SHEETS
                     (in thousands, except securities data)




                                                                                                  December 31,
                                                                                             2000             1999
                                                                                             ----             ----
                                        Assets

Cash and cash equivalents                                                               $         239    $          90
                                                                                          -----------      -----------

Investments:
  Bank certificate of deposit                                                                    100              100
  Investment in U.S. government securities, at amortized cost                                  2,564            2,564
  Subordinated debentures of Ultramar Diamond Shamrock Corporation, at cost                  206,186          206,186
  Subordinated debentures of Ultramar Inc. and Diamond Shamrock Refining
   Company, L.P., both wholly-owned subsidiaries of Ultramar Diamond  Shamrock
   Corporation, at cost                                                                       33,960           33,960
                                                                                            --------         --------
     Total investments                                                                       242,810          242,810

Accrued interest receivable                                                                       27               15
                                                                                         -----------      -----------

       Total Assets                                                                        $ 243,076        $ 242,915
                                                                                             =======          =======

                                  Partners' Capital

Limited partnership interest held by UDS Capital I, a Delaware business trust,
  8,247,440 preferred securities with $25.00 per security liquidation preference           $ 206,186        $ 206,186

General partnership interest held by Ultramar Diamond Shamrock Corporation                    36,890           36,729
                                                                                            --------         --------

       Total Partners' Capital                                                             $ 243,076        $ 242,915
                                                                                             =======          =======


                 See accompanying notes to financial statements.




                               UDS FUNDING I, L.P.
                              STATEMENTS OF INCOME
                                 (in thousands)




                                                                                         Years Ended December 31,
                                                                                         ------------------------
                                                                                 2000               1999              1998
                                                                                 ----               ----              ----
Interest income:

  Interest income on subordinated debenture of
    Ultramar Diamond Shamrock Corporation                                      $ 17,155            $ 17,155          $ 17,155

  Interest income on subordinated debentures of Ultramar Inc. and
   Diamond Shamrock Refining Company, L.P., both wholly-owned
   subsidiaries of Ultramar Diamond Shamrock Corporation                          2,825               2,825             2,825

  Interest income on U.S. government securities,
    certificate of deposit and cash equivalents                                     166                 151               145
                                                                              ---------           ---------         ---------

     Net income                                                                $ 20,146            $ 20,131          $ 20,125
                                                                                 ======              ======            ======



                 See accompanying notes to financial statements.





                               UDS FUNDING I, L.P.
                         STATEMENTS OF PARTNERS' CAPITAL
                  Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)




                                                                         Total
                                         General        Limited        Partners'
                                         Partner        Partner         Capital

Balance at December 31, 1997           $ 36,444       $ 206,186       $ 242,630

  Net income allocated to partners        2,970          17,155          20,125

  Distributions to partners              (2,831)        (17,155)        (19,986)
                                        -------         -------         -------

Balance at December 31, 1998             36,583         206,186         242,769

  Net income allocated to partners        2,976          17,155          20,131

  Distributions to partners              (2,830)        (17,155)        (19,985)
                                         ------         --------        -------

Balance at December 31, 1999             36,729         206,186         242,915

  Net income allocated to partners        2,991          17,155          20,146

  Distributions to partners              (2,830)        (17,155)        (19,985)
                                         ------         -------         -------

Balance at December 31, 2000           $ 36,890       $ 206,186       $ 243,076
                                         ======         =======         =======

                 See accompanying notes to financial statements.





                               UDS FUNDING I, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                    .........



                                                                                     Years Ended December 31,
                                                                                     ------------------------
                                                                           2000                 1999                1998
                                                                           ----                 ----                ----
Cash Flows from Operating Activities:
  Net income                                                             $ 20,146             $ 20,131            $ 20,125
  Decrease (Increase) in accrued interest receivable                          (12)                  11                 (23)
                                                                        ----------           ---------           ----------
    Net cash provided by operating activities                              20,134               20,142              20,102
                                                                           ------               ------              ------

Cash Flows from Investing Activities:
  Purchase of bank certificate of deposit                                       -                    -                (100)
  Maturity of bank certificate of deposit                                       -                    -                  99
  Purchases of U.S. government securities                                    (650)                (592)             (3,072)
  Maturity of U.S. government securities                                      650                  500               2,926
                                                                           ------               ------            --------
    Net cash used in investing activities                                       -                  (92)               (147)
                                                                        ---------              --------           ---------

Cash Flows from Financing Activities:
  Distributions to Limited Partner                                        (17,155)             (17,155)            (17,155)
  Distributions to General Partner                                         (2,830)              (2,830)             (2,831)
                                                                           -------              -------             -------
    Net cash used in financing activities                                 (19,985)             (19,985)            (19,986)
                                                                          --------             --------            --------

Net Change in Cash                                                            149                   65                 (31)
Cash at Beginning of Year                                                      90                   25                  56
                                                                         --------             --------            --------

Cash at End of Year                                                    $      239           $       90          $       25
                                                                         ========             ========            ========


                 See accompanying notes to financial statements.




                               UDS FUNDING I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

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

The Company, as General Partner, has agreed to pay all expenses and fees related to the organization and operation of the Partnership and for all other obligations of the Partnership. Additionally, the Company has agreed to indemnify certain officers and agents of the Partnership. Except, as provided in certain partnership agreements and as provided by law, the holders of the Preferred Securities have no voting rights.

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2000 and 1999, cash equivalents consisted of $238,735 and $89,868, respectively, of overnight money market funds, whose cost approximates fair value.

Investments: The Partnership holds investments in subordinated debentures of Ultramar Diamond Shamrock Corporation (the Company) and two wholly-owned subsidiaries of the Company. The Company is one of the largest independent refining and marketing companies in North America. The Company owns seven refineries in the United States and Canada and has approximately 5,000 retail convenience stores.

Investments in subordinated debentures of the Company and its subsidiaries, and in U.S. government securities are classified as held-to-maturity and are recorded at amortized cost. The carrying value of the subordinated debentures approximates their fair value as of December 31, 2000 and 1999.

Income Taxes: The Partnership is classified as a partnership for U.S. Federal income tax purposes. Accordingly, the Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

Use of Estimates: The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to investment values, based on currently available information. Changes in facts and circumstances may result in revised estimates.






                               UDS FUNDING I, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued
                        December 31, 2000, 1999 and 1998

NOTE 2: Investments

U.S. government securities Investments in U.S. government securities consisted of the following at December 31 (in thousands):

                 Amortized             Gross Unrealized
   Year            Cost             Gains            Losses          Fair Value

   2000           $ 2,564           $  14             $   4           $ 2,574

   1999             2,564               -                33             2,531


As of December 31, 2000, maturity of U.S. government securities was as follows (in thousands):

              Year ending December 31,

                        2001                    $    631
                        2002                       1,283
                        2003                         650
                                                   -----
                                                 $ 2,564

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

The Company has guaranteed, on a subordinated basis, the distributions due on the Preferred Securities if and when declared by the Partnership and the payments upon liquidation of the Partnership or the redemption of the Preferred Securities to the extent funds are legally available. This guarantee is subordinated to all other liabilities of the Company and ranks equally with the most senior preferred stock of the Company.



Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The Trustees of the Trust are as follows:

Regular Trustee............Robert S. Shapard
Regular Trustee............Steven A. Blank
Regular Trustee............Patti K. Meisetschleager
Property Trustee...........The Bank of New York
Delaware Trustee...........The Bank of New York (Delaware)

Robert S. Shapard is Executive Vice President and Chief Financial Officer of the Company, and has served in those capacities since August 1, 2000. He was Chief Executive Officer of TXU Australia from September 1998 to August 2000. Mr. Shapard held various positions at subsidiaries of TXU Corporation from June 1994 to September 1998. TXU is an electricity and natural gas company with significant operations in the United States, Europe and Australia.

Steven A. Blank is Vice President and Treasurer of the Company and has served in those capacities with the Company since the merger of Ultramar Corporation and Diamond Shamrock, Inc. in December 1996. Previously he served in various positions within Ultramar Corporation.

Patti K. Meisetschleager is Assistant Treasurer of the Company and has served in that capacity with the Company since the merger of Ultramar Corporation and Diamond Shamrock, Inc. in December 1996. Previously she served in various positions within Diamond Shamrock Refining and Marketing.

On August 1, 2000 H. Pete Smith, who was Executive Vice President and Chief Financial Officer of the Company and a Regular Trustee of the Trust, retired. Mr. Blank and Ms. Meisetschleager have served in their capacities since the Trust was organized on June 5, 1997. The Trustees serve at the pleasure of the Company, as the holder of the Common Securities of the Trust.

The Partnership has no directors or executive officers, and the Company serves as General Partner.

Section 16(a) Beneficial Ownership Reporting Compliance
Regular Trustees Steven A. Blank and Patti K. Meisetschleager did not timely file Reports on Form 3 after becoming Regular Trustees of the Trust on June 5, 1997. Regular Trustee Robert Shapard did not timely file a Report on Form 3 after becoming a Regular Trustee of the Trust on November 9, 2000. None of such Regular Trustees owned equity securities of the Trust at the time such Reports on Form 3 were required. Steven A. Blank did not timely file Reports on Form 4 following his purchase of 900 Trust Preferred Securities on October 28, 1999 and 500 Trust Preferred Securities on January 4, 2000. All such Regular Trustees have now filed all such reports.

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



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)           Documents filed as part of this report:

         (1) Financial Statements of the Trust and the Partnership are included under Part II, Item 8:

             UDS Capital I - Financial Statements:  Report of Independent Public
               Accountants Balance Sheets as of December 31, 2000 and 1999 Statements of Income for the Years Ended December 31, 2000, 1999 and 1998 Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998 Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998 Notes to Financial Statements

             UDS Funding I, L.P. - Financial Statements:
               Report of Independent Public Accountants
               Balance Sheets as of December 31, 2000 and 1999
               Statements of Income for the Years Ended December 31, 2000, 1999 and 1998 Statements of Partners' Capital for the Years Ended December 31, 2000, 1999 and 1998 Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998 Notes to Financial Statements

         (2) Financial Statement Schedules - None.

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

 Exhibit                                          Incorporated by Reference
 Number            Description                    To the Following Documents

  4.1   Certificate   of   Trust  of  UDS   Registration   Statement  on  Form
        Capital I dated June 5, 1997        S-3 (File No.333-28737)

  4.2   Amended and Restated  Declaration   Current  Report on Form 8-K dated
        of Trust of UDS  Capital  I dated   June 30, 1997
        June 25, 1997

  4.3   Certificate       of      Limited   Registration   Statement  on  Form
        Partnership  of  UDS  Funding  I,   S-3 (File No.333-28737)
        L.P. dated June 5, 1997


 Exhibit                                           Incorporated by Reference
 Number                Description                 To the Following Documents

  4.4   Amended  and   Restated   Limited  Current  Report  on  Form  8-K  dated
        Partnership   Agreement   of  UDS  June 30, 1997
        Funding  I, L.P.  dated  June 25,
        1997

  4.5   Trust    Preferred     Securities  Current  Report  on  Form  8-K  dated
        Guarantee    Agreement    between  June 30, 1997
        Ultramar     Diamond     Shamrock
        Corporation  and The  Bank of New
        York as guarantee  Trustee  dated
        June 25, 1997

  4.6 Partnership Preferred Securities Current Report on Form 8-K dated Guarantee Agreement by Ultramar June 30, 1997
        Diamond   Shamrock    Corporation
        dated June 25, 1997

  4.7   Subordinated   Indenture  between  Current  Report  on  Form  8-K  dated
        Ultramar     Diamond     Shamrock  June 30, 1997
        Corporation  and The  Bank of New
        York dated June 25, 1997

  4.8   Affiliate   Debenture   Guarantee  Registration  Statement  on Form  S-3
        Agreement     between    Ultramar  (File No.333-28737)
        Diamond Shamrock  Corporation and
        The Bank of New York

  4.9   Certificate    Evidencing   Trust  Current  Report  on  Form  8-K  dated
        Preferred Security                 June 30, 1997

  4.10  Certificate            Evidencing  Current  Report  on  Form  8-K  dated
        Partnership Preferred Security     June 30, 1997

  4.11  Subordinated Debenture             Current  Report  on  Form  8-K  dated
                                           June 30, 1997

  10.1  8.32% Subordinated  Debenture Due  Current  Report  on  Form  8-K  dated
        2017 dated June 25, 1997           June 30, 1997

  23.1  Consent of Arthur Andersen LLP     +


+ Filed herewith.




                                  Exhibit 23.1

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our
reports  included  in  this  Form  10-K,  into  the  Trust's   previously  filed
Registration Statement on Form S-3 (No. 333-28737).


                                                         /s/ ARTHUR ANDERSEN LLP

San Antonio,  Texas
February 15, 2001





                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Trust and the Partnership have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized as of February 15, 2001.

UDS Capital I

By:       /s/ Robert S. Shapard                      By:    /s/ Steven A. Blank
    --------------------------------                     -----------------------
Name:    Robert S. Shapard                           Name:    Steven A. Blank
Title:   Regular Trustee                             Title:   Regular Trustee
(Principal Executive Financial and Accounting Officer)

By:     /s/ Patti K. Meisetschleager
    --------------------------------
Name:    Patti K. Meisetschleager
Title:   Regular Trustee


UDS Funding I, L.P.

By: Ultramar Diamond Shamrock Corporation, as General Partner

By:     /s/ Robert S. Shapard
    ------------------------------
Name:   Robert S. Shapard
Title:  Executive Vice President and Chief Financial Officer