Form 10-Q
period 2001-03-31
UDS CAPITAL I
filed 2001-05-11
CIK 1040581

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____



================================================================================


                      UDS CAPITAL I AND UDS FUNDING I, L.P.
                                    FORM 10-Q
                                 March 31, 2001

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                          UDS CAPITAL I

        Balance Sheets as of March 31, 2001 and December 31, 2000..........  3

        Statements of Income for the Three Months
           Ended March 31, 2001 and 2000...................................  4

        Statements of Cash Flows for the Three Months
           Ended March 31, 2001 and 2000...................................  5

        Notes to Financial Statements......................................  6

                                       UDS FUNDING I, L.P.


        Balance Sheets as of March 31, 2001 and December 31, 2000..........  9

        Statements of Income for the Three Months                           10
           Ended March 31, 2001 and 2000...................................

        Statements of Cash Flows for the Three Months                       11
           Ended March 31, 2001 and 2000...................................

        Notes to Financial Statements...................................... 12

Item 2. Management's Discussion and Analysis of Financial Condition and     13
          Results of Operations............................................

Item 3. Quantitative and Qualitative Disclosures About Market Risk......... 16


                                  PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K................................... 16


SIGNATURES................................................................. 17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                  UDS CAPITAL I
                                 BALANCE SHEETS
                     (in thousands, except securities data)
                                    .........


                                                   March 31,        December 31,
                                                      2001              2000
                                                      ----              ----
                                                  (unaudited)
                               Assets
Investment in UDS Funding I, L.P. Preferred
   Securities                                        $ 206,186         $ 206,186
                                                       -------           -------

    Total Assets                                     $ 206,186         $ 206,186
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




                                  UDS CAPITAL I
                              STATEMENTS OF INCOME
                            (unaudited, in thousands)



                                                    Three Months Ended March 31,
                                                       2001              2000
                                                       ----              ----
Net income on UDS Funding I, L.P. Preferred
  Securities                                         $ 4,289          $ 4,289
                                                       =====            =====


                 See accompanying notes to financial statements.



                                  UDS CAPITAL I
                            STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)



                                                    Three Months Ended March 31,
                                                       2001               2000
                                                       ----               ----
Cash Flows Provided By Operating Activities -
Net income from UDS Funding I, L.P. Preferred
  Securities                                         $  4,289          $  4,289
                                                       ------            ------

Cash Flows From Financing Activities:
Distributions on 8.32% Trust Originated Preferred
  Securities                                           (4,160)           (4,160)
Distributions on 8.32% Trust Common Securities           (129)             (129)
                                                        -----            ------

    Net cash used in financing activities              (4,289)           (4,289)
                                                       ------            ------

Net Change in Cash                                          -                 -
Cash at Beginning of Period                                 -                 -
                                                       ------            ------

Cash at End of Period                                 $     -          $      -
                                                       ======            ======


                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (unaudited)


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

The Trust is a wholly-owned  subsidiary of Ultramar Diamond Shamrock Corporation
(UDS). All expenses related to the operations of the Trust are paid for by UDS. Two Trustees, who manage the Trust, are employees of UDS.

These unaudited financial statements of the Trust were prepared in accordance with United States' generally accepted accounting principles for interim financial reporting and with Securities and Exchange Commission rules and regulations for Form 10-Q. All normal and recurring adjustments considered necessary for a fair presentation have been included. You should read these unaudited financial statements with the audited financial statements included in the Trust's annual report on Form 10-K for the year ended December 31, 2000.

Cash: Minimal cash balances are maintained, as all income received on the Preferred Securities is distributed immediately.

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

Derivative Instruments: Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement established accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities in the balance sheet and be measured at their fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. There was no impact in adopting Statement No. 133, as amended, as the Trust does not hold or trade derivative instruments.

                                  UDS CAPITAL I
                    NOTES TO FINANCIAL STATEMENTS - continued





NOTE 2: Investment in UDS Funding I, L.P. Preferred Securities

The Trust owns 8,247,440 of 8.32% Preferred Securities with a $25.00 liquidation preference per security of the Partnership. UDS is the General Partner of the Partnership. The Preferred Securities are redeemable on or after June 30, 2002 at the option of the Partnership, in whole or in part, at a redemption price equal to $25.00 per security. Upon any redemption of the Preferred Securities, the TOPrS will be redeemed.

Distributions on the Preferred Securities are payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year. Distributions not paid on the scheduled payment date accumulate and compound quarterly at the rate of 8.32% per annum. The distribution payment dates of the Preferred Securities correspond to the distribution payment dates of the TOPrS. UDS has guaranteed, on a subordinated basis, the distributions due on the Preferred Securities if and when declared by the Partnership and the payments upon liquidation of the Partnership or the redemption of the Preferred Securities to the extent funds are legally available.

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

The TOPrS are redeemable on or after June 30, 2002 at the option of the Trust, in whole or in part, at a redemption price equal to $25.00 per security. Distributions on the TOPrS are cumulative and are payable quarterly on March 31, June 30, September 30, and December 31 of each year, if and when the Trust has funds available for distribution. UDS has guaranteed, on a subordinated basis, the payment of all distributions and other payments on the TOPrS to the extent funds are legally available. This guarantee and the Partnership distribution guarantee are subordinated to all other liabilities of UDS and rank equally with the most senior preferred stock of UDS.

Trust Common Securities
The Trust has also issued 247,440 of 8.32% Common Securities with a $25.00 liquidation amount per security to UDS for $6,186,000. The Common Securities are redeemable on or after June 30, 2002 at the option of the Trust, in whole or in part, at a redemption price equal to $25.00 per security. Distributions on the Common Securities are cumulative and payable quarterly on March 31, June 30, September 30, and December 31 of each year, in arrears, at the annual rate of 8.32% of the liquidation amount, if and when the Trust has funds available for distribution, subject to the Preferred Securities preferential rights.


NOTE 4: Subsequent Event

On May 7, 2001, UDS, the parent of the Trust, announced that it had agreed to be acquired by Valero Energy Corporation for total consideration of approximately $4.0 billion plus the assumption of all outstanding debt of approximately $2.0 billion. Under the terms of the agreement and plan of merger, UDS shareholders will receive 1.228 shares of Valero common stock for approximately 50% of the outstanding shares of UDS common stock, and $55 per share in cash for the remaining 50%. The merger has been approved by the board of directors of both companies, however closing of the transaction is subject to regulatory reviews and the approval of the stockholders of both companies. The merger is expected to close in the fourth quarter of 2001. Upon the closing of the merger, the Trust will become a wholly owned subsidiary of Valero Energy Corporation.

Valero Energy Corporation owns and operates six refineries in Texas, Louisiana, New Jersey and California with a combined throughput capacity of more than 1.0 million barrels per day. Valero markets its gasoline, diesel and other refined products in 34 states through a bulk and rack marketing network and in California through approximately 350 retail locations.




                               UDS FUNDING I, L.P.
                                 BALANCE SHEETS
                     (in thousands, except securities data)



                                                   March 31,        December 31,
                                                      2001              2000
                                                      ----              ----
                                                  (unaudited)
                                Assets
Cash and cash equivalents                          $    704           $    239
                                                     ------            -------

Investments:
  Certificate of deposit                                 100               100
  U.S. government securities, at amortized cost        2,114             2,564
  Subordinated debentures of Ultramar Diamond
     Shamrock Corporation, at cost                   206,186           206,186
  Subordinated debentures of Ultramar Inc. and
     Diamond Shamrock Refining Company, L.P.,
     both wholly-owned subsidiaries of
     Ultramar Diamond Shamrock Corporation,
     at cost                                          33,960            33,960
                                                     -------           -------
       Total investments                             242,360           242,810

Accrued interest receivable                               54                27
                                                     -------           -------

         Total Assets                              $ 243,118         $ 243,076
                                                     =======           =======


                          Partners' Capital
Limited  partnership  interest held by UDS Capital I,
  a Delaware business trust, 8,247,440 preferred
  securities with $25.00 per security liquidation
  preference                                       $ 206,186         $ 206,186

General partnership interest held by
  Ultramar Diamond Shamrock Corporation               36,932            36,890
                                                     -------           -------

         Total Partners' Capital                   $ 243,118         $ 243,076
                                                     =======           =======


                 See accompanying notes to financial statements.




                               UDS FUNDING I, L.P.
                              STATEMENTS OF INCOME
                            (unaudited, in thousands)



                                              Three Months Ended March 31,
                                                 2001              2000
                                                 ----              ----

Interest income:

Interest income on subordinated debentures
  of Ultramar Diamond Shamrock Corporation      $ 4,289            $ 4,289

Interest income on subordinated debentures
  of Ultramar Inc. and Diamond Shamrock
  Refining Company, L.P., both wholly-
  owned subsidiaries of Ultramar Diamond
  Shamrock Corporation                              706                706

Interest income on U.S. government
  securities, certificate of deposit and
  cash equivalents                                   42                 39
                                                -------            -------

    Net income                                  $ 5,037            $ 5,034
                                                  =====              =====


                 See accompanying notes to financial statements.




                               UDS FUNDING I, L.P.
                            STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                           ..........................
                                                    Three Months Ended March 31,
                                                       2001              2000
                                                       ----              ----
Cash Flows From Operating Activities:
  Net income                                         $ 5,037          $ 5,034
  Amortization of U.S. government securities             (25)               -
  Increase in accrued interest receivable                (27)             (20)
                                                      ------           ------
       Net cash provided by operating activities       4,985            5,014
                                                      ------           ------

Cash Flows From Investing Activities:
  Purchase of U.S. government securities              (1,440)               -
  Maturities of U.S. government securities             1,915              650
                                                      ------           ------
    Net cash provided by investing activities            475              650
                                                      ------           ------

Cash Flows From Financing Activities:
  Distributions to Limited Partner                    (4,289)          (4,289)
  Distributions to General Partner                      (706)            (706)
                                                      ------           ------
    Net cash used in financing activities             (4,995)          (4,995)
                                                      ------           ------

Net Increase in cash and cash equivalents                465              669
Cash and cash equivalents at Beginning of Period         239               90
                                                      ------           ------

Cash and cash equivalents at End of Period          $    704         $    759
                                                      ======           ======


                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (unaudited)


NOTE 1: Summary of Significant Accounting Policies

Basis of Presentation: UDS Funding I, L.P. (the Partnership) is a limited partnership formed for the exclusive purposes of:
o    issuing its partnership interests,
o    investing  in  certain  eligible   securities  of  UDS  and  eligible  debt
     securities of non-affiliated entities, and
o    engaging in only those other activities necessary or incidental thereto.

The Partnership is a wholly-owned subsidiary of Ultramar Diamond Shamrock Corporation (UDS). UDS, as General Partner, has agreed to pay all expenses and fees related to the organization and operation of the Partnership and for all other obligations of the Partnership. Additionally, UDS has agreed to indemnify certain officers and agents of the Partnership. Except as provided in certain partnership agreements and as provided by law, the holders of the Preferred Securities have no voting rights.

These unaudited financial statements were prepared in accordance with United States' generally accepted accounting principles for interim financial reporting and with Securities and Exchange Commission rules and regulations for Form 10-Q. All normal and recurring adjustments considered necessary for a fair presentation have been included. You should read these unaudited financial statements with the audited financial statements included in UDS Capital I's (the Trust) annual report on Form 10-K for the year ended December 31, 2000.

Cash and Cash Equivalents: All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. As of March 31, 2001 and December 31, 2000, cash equivalents consisted of money market funds, whose cost approximates fair value.

Investments: Investments in subordinated debentures of UDS and Ultramar Inc. and Diamond Shamrock Refining Company, L.P. (the Subsidiaries) and in U.S. government securities are classified as held-to-maturity and are recorded at amortized cost. The carrying value of the subordinated debentures approximates their fair value as of March 31, 2001 and December 31, 2000.

Income Taxes: The Partnership is classified as a partnership for U.S. Federal income tax purposes. Accordingly, the Partnership does not incur any income tax liabilities. Those liabilities are incurred directly by the partners.

Derivative Instruments: Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement established accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivative instruments be recognized as either assets or liabilities in the balance sheet and be measured at their fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. There was no impact in adopting Statement No. 133, as amended, as the Partnership does not hold or trade derivative instruments.

                               UDS FUNDING I, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued






NOTE 2: Investments

U.S. government securities
Investments in U.S. government securities consisted of the following (in thousands):

                       Amortized            Gross Unrealized              Fair
                         Cost           Gains             Losses          Value

March 31, 2001          $ 2,114         $ 29               $  -          $ 2,143
December 31, 2000         2,564           14                  4            2,574

As of March 31, 2001, U.S. government securities mature as follows (in thousands):

         April 2002                      $    663
         May 2002                             580
         June 2002                            221
         January 2003                         650
                                           ------
                                          $ 2,114

Subordinated debentures
The subordinated debentures of UDS and the Subsidiaries have a term of 20 years and bear interest at 8.32% per annum. The subordinated debentures are redeemable on or after June 30, 2002 at the option of UDS and the Subsidiaries, in whole or in part, at a redemption price equal to the entire principal amount of the subordinated debentures being so redeemed plus any accrued and unpaid interest. The interest payment dates correspond to the distribution payment dates of the Preferred Securities. Interest and redemption payments on the Subsidiaries' debentures are guaranteed by UDS on a subordinated basis.

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

UDS has guaranteed, on a subordinated basis, the distributions due on the Preferred Securities if and when declared by the Partnership, and the payments upon liquidation of the Partnership or the redemption of the Preferred Securities to the extent funds are legally available. This guarantee is subordinated to all other liabilities of UDS and ranks equally with the most senior preferred stock of UDS.


NOTE 4: Subsequent Event

On May 7, 2001, UDS, the parent of the Partnership, announced that it had agreed to be acquired by Valero Energy Corporation for total consideration of approximately $4.0 billion plus the assumption of all outstanding debt of approximately $2.0 billion. Under the terms of the agreement and plan of merger, UDS shareholders will receive 1.228 shares of Valero common stock for approximately 50% of the outstanding shares of UDS common stock, and $55 per share in cash for the remaining 50%. The merger has been approved by the board of directors of both companies, however closing of the transaction is subject to regulatory reviews and the approval of the stockholders of both companies. The merger is expected to close in the fourth quarter of 2001. Upon the closing of the merger, the Partnership will become a wholly owned subsidiary of Valero Energy Corporation.

Valero Energy Corporation owns and operates six refineries in Texas, Louisiana, New Jersey and California with a combined throughput capacity of more than 1.0 million barrels per day. Valero markets its gasoline, diesel and other refined products in 34 states through a bulk and rack marketing network and in California through approximately 350 retail locations.

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

UDS Funding I, L.P. (the Partnership) is a limited partnership which exists for the exclusive purposes of:
o    issuing its partnership interests,
o investing in certain eligible securities of Ultramar Diamond Shamrock Corporation (UDS) and its wholly-owned subsidiaries and eligible debt securities of non-affiliated entities, and
o    engaging in only those activities necessary or incidental thereto.

UDS is the General Partner and the Trust is the Limited Partner of the Partnership. The Partnership is managed by the General Partner.

In 1997, the Trust issued the TOPrS and Common Securities for total proceeds of $200,000,000 and $6,186,000, respectively, and invested those proceeds in Preferred Securities of the Partnership. The Trust received net income from Preferred Securities from the Partnership and made distributions to the holders of the TOPrS and Common Securities as summarized below:

                                                 Three Months Ended March 31,
                                                     2001              2000
                                                     ----              ----
                                                        (in thousands)

Net income from Preferred Securities              $ 4,289           $ 4,289
                                                    =====             =====

Distributions to:
  TOPrS                                           $ 4,160           $ 4,160
  Common Securities                                   129               129
                                                    -----             -----
                                                  $ 4,289           $ 4,289
                                                    =====             =====

In 1997, the Partnership issued the Preferred Securities and the general partner interest for total proceeds of $206,186,000 and $36,386,000, respectively, and invested those proceeds in the subordinated debentures of UDS and its wholly-owned subsidiaries totaling $240,146,000. In addition, the Partnership invested approximately $2,400,000 in Eligible Debt Securities and other investments. Net income from debentures and other investments and distributions to the General Partner and the Limited Partner are summarized below:

                                                  Three Months Ended March 31,
                                                     2001              2000
                                                     ----              ----
                                                        (in thousands)
Net income from debentures
  and other investments                           $ 5,037           $ 5,034
                                                    =====             =====

Distributions to:
  Limited partner                                 $ 4,289           $ 4,289
  General partner                                     706               706
                                                    -----             -----
                                                  $ 4,995           $ 4,995
                                                    =====             =====


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Trust and the Partnership have not entered into any transactions using derivative financial instruments or derivative commodity instruments. UDS's management believes that the Trust's and Partnership's exposure to market risk associated with other investments is not material.



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits
               None

         (b) Reports on Form 8-K....
               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Trust and the Partnership have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


UDS Capital I


By:     /s/ Robert S. Shapard
   --------------------------
Name: Robert S. Shapard
Title:   Regular Trustee
May 9, 2001



UDS Funding I, L.P.

By: Ultramar Diamond Shamrock Corporation, as General Partner


By:     /s/ Robert S. Shapard
   --------------------------
Name: Robert S. Shapard
Title:   Executive Vice President and Chief Financial Officer
May 9, 2001