Form 10-Q
period 2001-06-30
UDS CAPITAL I
filed 2001-08-08
CIK 1040581

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

                       For the quarter ended June 30, 2001


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

                      UDS CAPITAL I AND UDS FUNDING I, L.P.
                                    FORM 10-Q
                                  June 30, 2001

                                TABLE OF CONTENTS


                                                                            Page
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statement..............................................      3

                                  UDS CAPITAL I

        Balance Sheets as of June 30, 2001 and December 31, 2000.........      3

        Statements of Income for the Three Months and Six Months
           Ended June 30, 2001 and 2000..................................      4

        Statements of Cash Flows for the Six Months
           Ended June 30, 2001 and 2000..................................      5

        Notes to Financial Statements....................................      6

                               UDS FUNDING I, L.P.

        Balance Sheets as of June 30, 2001 and December 31, 2000.........      8

        Statements of Income for the Three Months and Six Months
           Ended June 30, 2001 and 2000..................................      9

        Statements of Cash Flows for the Six Months
           Ended June 30, 2001 and 2000..................................     10

        Notes to Financial Statements....................................     11

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................     13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......     14

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................     14


SIGNATURES...............................................................     15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                  UDS CAPITAL I
                                 BALANCE SHEETS
                     (in thousands, except securities data)
                                    .........


                                                         June 30,   December 31,
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





                                  UDS CAPITAL I
                              STATEMENTS OF INCOME
                            (unaudited, in thousands)



                                    Three Months Ended     Six Months Ended
                                         June 30,                June 30,
                                    2001         2000       2001       2000
                                    ----         ----       ----       ----
Net income on UDS Funding I, L.P.
  Preferred Securities            $ 4,288      $ 4,288    $ 8,577    $ 8,577
                                    =====        =====      =====      =====


                 See accompanying notes to financial statements.




                                  UDS CAPITAL I
                            STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)



                                                      Six Months Ended June 30,
                                                       2001               2000
                                                       ----               ----
Cash Flows Provided By Operating Activities -
Net income from UDS Funding I, L.P.
Preferred Securities                               $    8,577        $    8,577
                                                     --------          --------

Cash Flows From Financing Activities:
Distributions on 8.32% Trust Originated
Preferred Securities                                   (8,320)           (8,320)
Distributions on 8.32% Trust Common Securities           (257)             (257)
                                                     --------          --------

    Net cash used in financing activities              (8,577)           (8,577)
                                                      -------           -------

Net Change in Cash                                          -                 -
Cash at Beginning of Period                                 -                 -
                                                     --------         ---------

Cash at End of Period                              $        -        $        -
                                                     ========          ========


                 See accompanying notes to financial statements.

                                  UDS CAPITAL I
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (unaudited)


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

NOTE 4: Pending Merger between UDS and Valero Energy Corporation

On May 7, 2001, UDS, the parent of the Trust, announced that it had agreed to be acquired by Valero Energy Corporation for total consideration of approximately $4.0 billion plus the assumption of all outstanding debt of approximately $2.0 billion. Under the terms of the agreement and plan of merger, UDS shareholders will receive 1.228 shares of Valero common stock for approximately 50% of the outstanding shares of UDS common stock, and $55.00 per share in cash for the remaining 50%. The merger has been approved by the board of directors of both companies, however closing of the transaction is subject to regulatory reviews and the approval of the stockholders of both companies. The merger is expected to close in the fourth quarter of 2001. Upon the closing of the merger, the Trust will become a wholly-owned subsidiary of Valero Energy Corporation.

Valero Energy Corporation owns and operates seven refineries in Texas, Louisiana, New Jersey and California with a combined throughput capacity of more than 1.0 million barrels per day. Valero markets its gasoline, diesel and other refined products in 34 states through a bulk and rack marketing network and in California through approximately 350 retail locations.





                               UDS FUNDING I, L.P.
                                 BALANCE SHEETS
                     (in thousands, except securities data)



                                                          June 30,  December 31,
                                                            2001          2000
                                                            ----          ----
                                                        (unaudited)
                                Assets

Cash and cash equivalents                                $      61          239
                                                           --------     -------

Investments:
  Certificate of deposit                                       100          100
  U.S. government securities, at amortized cost              2,799        2,564
  Subordinated debentures of Ultramar Diamond Shamrock
     Corporation, at cost                                  206,186      206,186
  Subordinated debentures of Ultramar Inc. and
     Diamond Shamrock Refining Company, L.P.,
     both wholly-owned subsidiaries of
     Ultramar Diamond Shamrock Corporation, at cost         33,960       33,960
                                                           -------      --------
       Total investments                                   243,045      242,810

Accrued interest receivable                                     51           27
                                                           -------      -------

         Total Assets                                    $ 243,157    $ 243,076
                                                           =======      =======


                          Partners' Capital

Limited  partnership  interest held by UDS Capital I,
   a Delaware business trust,
  8,247,440 preferred securities
  with $25.00 per security liquidation preference      $ 206,186     $ 206,186

General partnership interest held by
  Ultramar Diamond Shamrock Corporation                   36,971        36,890
                                                        --------      --------

         Total Partners' Capital                       $ 243,157     $ 243,076
                                                         =======       =======


                 See accompanying notes to financial statements.



                               UDS FUNDING I, L.P.
                              STATEMENTS OF INCOME
                            (unaudited, in thousands)



                                              Three Months Ended June 30,       Six Months Ended
                                                                                     June 30,
                                                  2001          2000           2001           2000
                                                  ----          ----           ----           ----

Interest income:
Interest income on subordinated debentures
  of Ultramar Diamond Shamrock Corporation        $ 4,288      $ 4,288      $   8,577       $   8,577

Interest income on subordinated debentures
  of Ultramar Inc. and Diamond Shamrock
  Refining Company, L.P., both wholly-
  owned subsidiaries of Ultramar Diamond
  Shamrock Corporation                                707          707          1,413           1,413

Interest income on U.S. government
  securities, certificate of deposit and
  cash equivalents                                     39           41             81              80
                                                  -------      -------      ---------       ---------

    Net income                                    $ 5,034      $ 5,036       $ 10,071        $ 10,070
                                                    =====        =====         ======          ======


                 See accompanying notes to financial statements.




                               UDS FUNDING I, L.P.
                            STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                           ..........................
                                                       Six Months Ended June 30,
                                                          2001          2000
                                                          ----          ----
Cash Flows From Operating Activities:
  Net income                                          $  10,071     $ 10,070
  Amortization of U.S. government securities                (20)           -
  Increase in accrued interest receivable                   (24)         (14)
                                                       --------     --------
       Net cash provided by operating activities         10,027       10,056
                                                         ------       ------

Cash Flows From Investing Activities:
  Purchase of U.S. government securities                 (2,130)        (650)
  Maturities of U.S. government securities                 1,915         650
                                                         -------    --------
    Net cash used in investing activities                  (215)           -
                                                        -------   ----------

Cash Flows From Financing Activities:
  Distributions to Limited Partner                       (8,577)      (8,577)
  Distributions to General Partner                       (1,413)      (1,413)
                                                        -------       ------
    Net cash used in financing activities                (9,990)      (9,990)
                                                        -------       ------

Net (decrease) increase in cash and cash equivalents       (178)          66
Cash and cash equivalents at beginning of period            239           90
                                                       --------    ---------

Cash and cash equivalents at end of period           $        61  $      156
                                                       =========    ========


                 See accompanying notes to financial statements.

                               UDS FUNDING I, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (unaudited)


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

The Partnership is a wholly-owned subsidiary of Ultramar Diamond Shamrock Corporation (UDS). UDS, as General Partner, has agreed to pay all expenses related to the operation of the Partnership and for all other obligations of the Partnership. Additionally, UDS has agreed to indemnify certain officers and agents of the Partnership. Except as provided in certain partnership agreements and as provided by law, the holders of the Preferred Securities have no voting rights.

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

Cash and Cash Equivalents: All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. As of June 30, 2001 and December 31, 2000, cash equivalents consisted of money market funds, whose cost approximates fair value.

Investments: Investments in subordinated debentures of UDS and Ultramar Inc. and Diamond Shamrock Refining Company, L.P. (the Subsidiaries) and in U.S. government securities are classified as held-to-maturity and are recorded at amortized cost. The carrying value of the subordinated debentures approximates their fair value as of June 30, 2001 and December 31, 2000.

Income Taxes: The Partnership is classified as a partnership for U.S. Federal income tax purposes. Accordingly, the Partnership does not incur any income tax liabilities. Those liabilities are incurred directly by the partners.

                               UDS FUNDING I, L.P.
                    NOTES TO FINANCIAL STATEMENTS - continued




NOTE 2: Investments

U.S. government securities
The amortized cost and fair value of investments in U.S. government securities were as follows (in thousands):

                     Amortized           Gross Unrealized                Fair
                       Cost          Gains             Losses            Value

June 30, 2001         $ 2,799        $ 33               $  -            $ 2,832
December 31, 2000       2,564          14                  4              2,574

As of June 30, 2001, U.S. government securities mature as follows (in thousands):

         April 2002                       $ 1,350
         May 2002                             578
         June 2002                            221
         January 2003                         650
                                           ------
                                          $ 2,799

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

NOTE 4: Pending Merger between UDS and Valero Energy Corporation

On May 7, 2001, UDS, the parent of the Partnership, announced that it had agreed to be acquired by Valero Energy Corporation for total consideration of approximately $4.0 billion plus the assumption of all outstanding debt of approximately $2.0 billion. Under the terms of the agreement and plan of merger, UDS shareholders will receive 1.228 shares of Valero common stock for approximately 50% of the outstanding shares of UDS common stock, and $55.00 per share in cash for the remaining 50%. The merger has been approved by the board of directors of both companies, however closing of the transaction is subject to regulatory reviews and the approval of the stockholders of both companies. The merger is expected to close in the fourth quarter of 2001. Upon the closing of the merger, the Partnership will become a wholly-owned subsidiary of Valero Energy Corporation.

Valero Energy Corporation owns and operates seven refineries in Texas, Louisiana, New Jersey and California with a combined throughput capacity of more than 1.0 million barrels per day. Valero markets its gasoline, diesel and other refined products in 34 states through a bulk and rack marketing network and in California through approximately 350 retail locations.

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

In 1997, the Trust issued the TOPrS and Common Securities for total proceeds of $200,000,000 and $6,186,000, respectively, and invested those proceeds in Preferred Securities of the Partnership. The Trust received net income from Preferred Securities from the Partnership and made distributions to the holders of the TOPrS and Common Securities as summarized below:

                                           Three Months Ended June 30,           Six Months Ended June 30,
                                           ---------------------------           -------------------------
                                              2001              2000               2001              2000
                                              ----              ----               ----              ----
                                                                    (in thousands)

Net income from Preferred Securities       $ 4,288           $ 4,288            $ 8,577           $ 8,577
                                             =====             =====              =====             =====

Distributions to:
  TOPrS                                    $ 4,160           $ 4,160            $ 8,320           $ 8,320
  Common Securities                            128               128                257               257
                                            ------            ------             ------            ------
                                           $ 4,288           $ 4,288            $ 8,577           $ 8,577
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

                                Three Months Ended June 30,           Six Months Ended June 30,
                                ---------------------------           -------------------------
                                  2001             2000                 2001               2000
                                  ----             ----                 ----               ----
                                                         (in thousands)
Net income from debentures
  and other investments         $ 5,034         $ 5,036            $ 10,071            $ 10,070
                                  =====           =====              ======              ======

Distributions to:
  Limited partner               $ 4,288         $ 4,288           $   8,577           $   8,577
  General partner                   707             707               1,413               1,413
                                 ------          ------             -------              ------
                                $ 4,995         $ 4,995           $   9,990           $   9,990
                                  =====           =====             =======              ======


Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, " Business Combinations." Statement No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of Statement No. 141 are to be accounted for using the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001 and applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Since neither the Trust nor the Partnership has consummated a business combination and do not currently plan to do so, management believes there will be no impact to the Trust's or Partnership's financial position or results of operation as a result of implementing this statement.

Also in June 2001,  the FASB  issued  Statement  No.  142,  "Goodwill  and Other
Intangible Assets." Statement No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Statement No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of Statement No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Statement No. 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of Statement No. 142 are to be reported as resulting from a change in accounting principle. Since neither the Trust nor the Partnership has any goodwill or other intangible assets, there will be no impact to the Trust's or Partnership's financial position or results of operation as a result of implementing this statement.

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


UDS Capital I


By:     /s/ Robert S. Shapard
Name: Robert S. Shapard
Title:   Regular Trustee
August 8, 2001


UDS Funding I, L.P.

By: Ultramar Diamond Shamrock Corporation, as General Partner


By:     /s/ Robert S. Shapard
Name: Robert S. Shapard
Title:   Executive Vice President and Chief Financial Officer
August 8, 2001